Form 10-K
period 1995-12-31
LDP III
filed 1996-03-28
CIK 727745

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-K
           [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 31, 1995
        [ ]  Transition Report Pursuant to Section 13 or 15(a) of the
                      Securities Exchange Act of 1934

                       Commission File Number 0-13559

                                 LDP-III
            (Exact name of registrant as specified in its charter)

  California                                        94-2911983
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)

                      P. O. Box 130, Carbondale, CO 81623
                   (Address of principal executive offices)

                              (970) 963-8007
            (Partnership's telephone number, including area Code)

        Securities registered pursuant to Section 12(b) of the Act:

                                  None

        Securities registered pursuant to Section 12(g) of the Act:

                  Units of Limited Partnership Interest
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes: [X]           No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Inapplicable.

DOCUMENTS INCORPORATED BY REFERENCE:  None

LDP-III
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 1995

TABLE OF CONTENTS
Form 10-K

Item No.

Part I
     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote
               of Security Holders

Part II
     Item 5.   Market for Partnership's Common Equity and Related
               Partnership Matters
     Item 6.   Selected Financial Data
     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations
     Item 8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Part III
     Item 10.  Directors and Executive Officers
               of the Partnership
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management
     Item 13.  Certain Relationships and Related
               Transactions

Part IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K

Signatures

Index to Financial Statements and Supplemental
Financial Statement Schedules                              F-1

PART I

ITEM 1.   BUSINESS

LDP-III (the "Partnership") is a limited partnership which was organized under the Uniform Limited Partnership Act of the State of California on August 30, 1983. The Partnership was organized as a non-specified property limited partnership to acquire a diversified portfolio of real properties, including commercial, residential and agricultural properties, located primarily within the western portion of the United States. The general partner of the Partnership is Landsing Partners-III (the "General Partner") , a partnership having two general partners, Landsing Equities Corporation, a California corporation which is the managing partner of the General Partner, and Partners '84, a California limited partnership.

The Partnership's business consists of a single segment -- equity investments in leveraged income-producing real property. For a schedule of the Partnership's revenue, net loss and total assets for its last fiscal year, see Item 6, Selected Financial Data, below. The Partnership will not be engaged in the production of goods or the rendering of services.

The Partnership currently has an investment in a wholly-owned subsidiary, LDP-III Realty Service Corporation, which owns one property, the 391 Forbes Building in South San Francisco, California. For financial reporting purposes, the Partnership's investment in LDP-III Realty Service Corporation is presented on a consolidated basis.

The Partnership requires cash reserves to finance property operations. Cash reserves totaled $410,000 at December 31, 1995. Funds not invested in real property are placed in temporary high-grade investments which can be readily liquidated.

Results of the Partnership's operations depend primarily upon the successful operation of its existing investments. The yields (return on capital) available on equity ownership of investments in income-producing and other types of real estate investments depend to a large extent upon the ability to lease or rent the property, the geographic location of the property, competition and other factors, none of which can be predicted with any certainty. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more specific discussion of the impact of the foregoing factors on the Partnership's financial condition, operations and liquidity.

The Partnership has not engaged in research activities relating to the development or improvement of products or services. The Partnership has not made, nor does it anticipate making, during the remainder of its current fiscal year or during its succeeding fiscal year, any capital expenditures for environmental control facilities, nor does it expect any material effects upon capital expenditures, earnings or competitive position resulting from compliance with present Federal, state or local environmental control provisions. The Partnership has no employees. All of the Partnership's operations are located in the United States.

The Partnership is currently in the process of selling its properties. No properties were sold in 1995. Two properties, the 391 Forbes Building and 1201 Cadillac property have been listed for sale. The other property will be placed on the market during the next 2 years.

ITEM 2.   PROPERTIES

A description of the income-producing properties which the Partnership owned at December 31, 1995 is as follows:

                                             Financial
                                             Occupancy               Average
                                    Net      For the     Physical    Effective
                                    Rentable Year End    Occupancy   Rental
Name & Location:      Type:         Sq. Ft.  12/31/95    12/31/95    Rate
                                               <F1>        <F2>       <F3>
Jefferson Place
Boise, ID             Office Bldg.  54,344      87%         87%     $11.89

391 Forbes Bldg.
So San Francisco,CA   Industrial    30,400     100%        100%     $ 5.54

1201 Cadillac Crt.
Milpitas, CA          Industrial    51,450     100%        100%     $ 8.52

<F1>
    Expressed as a percentage, it compares the actual dollar amount of rent received with the dollar amount of rent which would be received if the property were fully leased.
<F2>
    Physical occupancy denotes the percentage of net rentable square footage leased as of a certain date.
<F3>
    Represents the average effective rental rates, per square foot, for the year ended December 31, 1995.


Each of the Partnership's properties is subject to substantial encumbrances. Reference is made to Schedule XI to the Financial Statements filed as part of this annual report for information regarding such encumbrances.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of security holders, through solicitation of proxies or otherwise, during fourth quarter 1995.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED PARTNERSHIP
          MATTERS

There is no established public trading market for the Units of Limited Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by Federal and state securities laws and by the Limited Partnership Agreement, as amended.

The approximate number of record holders of Units of the Partnership as of January 1, 1996, is 4,095.

The limited partners of the Partnership (the "Limited Partners") are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.

ITEM 6.   SELECTED FINANCIAL DATA <F1>
          (In thousands, except per Unit amounts)

For the years ended December 31, 1995:

                                1995      1994      1993      1992      1991
Rental Revenue                $1,339    $2,101    $2,934    $2,907    $3,804
Agricultural Revenue               0         0       369     1,599     1,089
Net Loss                        (334)     (259)     (173)   (1,108)   (1,547)
Net Loss Per Unit<F2>             (9)       (7)       (5)      (30)      (42)
Total Assets                   8,636     9,286    17,451    23,280    25,036
Long-term Obligations          7,871     8,167    15,218    20,201    20,858

Cash Distributions Per Unit        0        14         0         0         0
__________

<F1>
    Financial data of the Partnership for 1995 is not comparable to that of 1994, 1993 or prior periods because the Partnership did not own the same number of properties throughout these periods. For a more specific discussion of the impact of the foregoing factor on the comparability of the Partnership's financial information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

<F2>
    Based on a weighted average of outstanding Units in 1995, 1994, 1993, 1992, and 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LDP-III is a California limited partnership formed in August 1983. The Partnership's business consists of a single segment -- equity investments in leveraged income-producing real estate.

The Partnership's current portfolio consists of fee title ownership of three properties located in two geographic areas. The Partnership's property investments are: Jefferson Place Office Building, Boise, Idaho; 391 Forbes Building (Pacific International Industrial Park), South San Francisco, California, and 1201 Cadillac Court Building, Milpitas, California.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995 the Partnership had cash and short-term investments totaling approximately $410,000. Cash reserves not needed for current operations are placed in temporary, high-grade investments which can be readily liquidated.

On February 22, 1993, the Partnership sold the Quailwood Almond Ranch located in Kern County, California. Total consideration received by the Partnership was $2,177,448 which resulted in a gain of $1,079,000 and cash proceeds of $953,000. Proceeds of the sale were used to stabilize the Partnership's financial position.

During 1994, the Partnership sold the Silverado Apartments and the Montbello Green Business Park. Gross proceeds were $8,500,000 for Silverado Apartments and $260,000 for Montbello Green Business Park, resulting in a gain of $364,000 and $37,000, respectively. Cash proceeds from these two sales totaled $1,463,000 which was used to fund a Partner Distribution, Capital Expenditures and Partnership Operations.

The Partnership has invested $198,000 in short-term federally insured certificates of deposit which mature on a date in excess of 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "short-term investments" rather than as "cash and cash equivalents."

During 1995, the Partnership experienced a net decrease in cash and short-term investments of $449,000. Sources of cash during the year were from regular Partnership Operations. Cash uses during 1995 were: $134,000 for property capital expenditures and construction, $295,000 for principal payments on notes payable, and $20,000 for operations. As of December 31, 1995, cash plus short-term investments totaled $410,000 versus a balance of $859,000 at December 31, 1994.

The Partnership's most significant current uses of cash reserves are for principal payments on outstanding debt balance and capital expenditures needed to maintain properties and current occupancy rates. The first mortgage on the 391 Forbes Building is due during the 1st quarter of 1996. The General Partner has received a commitment to provide new financing.

In prior years, the Boise and San Francisco Bay Area marketplaces, where certain of the Partnership's real estate assets are located experienced a significant imbalance between supply and demand. Historic high building activity and declining economic conditions in these markets produced high vacancies in industrial and commercial properties. As a result, market rate rents declined. Due to these conditions the Partnership suffered recurring losses and negative cash flows from operations. Market conditions have improved in 1995 and are expected to continue to improve in 1996.

The Partnership made a cash distribution to its limited partners of $14.00 per unit during 1994. All future sale proceeds will be used to increase reserves, reduce indebtedness and/or make distributions to investors.

RESULTS OF OPERATIONS

Overall, rental income decreased 41% in 1995 versus 1994. 1994's revenue decreased 35% from the 1993 level. The 1995 decrease was primarily due to selling the Silverado Apartment complex, in July 1994. This was primarily the reason for 1994's decrease as well. 1993's increase was due to increased occupancy in the Jefferson Place Office Building. Agricultural revenue decreased 100% in 1994 versus 1993. The 1994 decrease was due to the disposition of the Quail Almond Ranch in the first quarter of 1993. Interest income in 1995 was approximately the same as 1994 and 1993, as a result of the stable cash reserves of the partnership. Revenues for properties owned continuously for the three year period increased 8% from 1994 to 1995, and increased 10% from 1993 to 1994.

Overall, operating expenses on rental properties decreased 61% in 1995 versus 1994, and 37% in 1994 versus 1993. The cause of this decrease was due to the disposition of certain rental income properties. Operating expenses for properties owned continuously for the 3 year period showed a slight increase. (See chart below)

Operating expenses for agricultural properties decreased to $0 in 1994 due to the disposition of the Quail Almond Ranch in the first quarter of 1993.

Interest expense decreased 45% in 1995 versus 1994. The decrease was caused by the reduced amount of property indebtedness due to the disposition of properties in 1994. Interest expense in 1994 decreased 34% versus 1993. This decrease was also the result of disposition of properties. The partnership indebtedness is currently all at fixed rates. Thus, the partnership will not be adversely impacted by the current rising interest rate environment. Depreciation and amortization charges decreased 33% and 26% from 1994 to 1995, and 1993 to 1994 respectively. The decrease in depreciation expense was due to the disposition of properties during this period of time.

General and administrative expenses decreased 17% in 1995 versus 1994. 1994's general and administrative expenses decreased 53% from 1993. The decrease in 1995 was due to management's continuing efforts to keep general and administrative expense under control. The General Partner expects costs to stabilize during 1996 relative to 1995.

Net loss of the partnership before gain from sale of real estate or extraordinary items decreased 67% in 1995 versus 1994. Net loss decreased 25% in 1994 versus 1993. This decrease was primarily a result of disposition of the properties which were operating at a net loss and improvement in property operations of the properties which continue to be held by the partnership.

The result of operations for 1995 are not comparable to 1994 or 1993. Variables between the years due to the number of properties operated and the number of properties sold, can make comparison of operating results misleading. Comparison of the operations of those properties operated continuously through 1995, 1994 and 1993 is provided below:

                                       1995      1994      1993
Rental Revenue                       $1,147    $1,100    $1,091
Rental Operating Expense               (394)     (436)     (511)
Net Operating Income                 $  753    $  664    $  580

Interest Expense                     $  717    $  917    $  993


Rental revenues from 1993 to 1994 increased by less than 1%. Rental revenues increased 4% for 1995 compared to 1994 due to increased occupancy of the Jefferson Place Office Building and annual increases in ongoing leases.

Rental operating expense on continuously owned properties decreased 9% from 1994 to 1995, and decreased 15% from 1993 to 1994. These decreases are the result of decreases in insurance costs and general and administrative expenses.

INFLATION

The Partnership's rental revenues in the overbuilt real estate markets of Boise and San Francisco, have not followed the overall inflationary trends of the economy. In the future, the General Partner believes market rate rents in those areas will more closely follow or exceed inflation. Operating costs for properties in most of the Partnership's markets have continued to follow inflationary trends. It is not expected that the Partnership will be materially impacted by inflationary forces in the near term.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained at Page F-1 following in this Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partner of the Partnership is Landsing Partners-III, which has sole responsibility for all aspects of the Partnership's operations. It is a general partnership having two general partners, Landsing Equities Corporation, a California corporation, which is the managing general partner of the General Partner, and Partners '84, a California limited partnership. The organizers or promoters of the Partnership are Landsing Equities Corporation and Gary K. Barr. Landsing Equities Corporation and Mr. Barr are the general partners of Partners '84. Mr. Barr holds the position with Landsing Equities Corporation indicated below.

Gary K. Barr is the Director and President of Landsing Equities Corporation. His principal occupation during the last five years or more, and certain other affiliations are set forth below:

Gary K. Barr. Mr. Barr serves as Chairman and Chief Executive Officer of Pacific Coast Capital and has served as President and Director of Landsing Pacific Fund from its inception in November, 1988 to July, 1992. Mr. Barr received a Bachelor of Science degree in Mechanical Engineering from Oklahoma State University in 1967 and a Master of Business Administration degree from the Stanford University Graduate School of Business in 1972. Mr. Barr serves on the Board of Governors of the National Association of Real Estate Investment Trusts and on its Editorial Board. Mr. Barr has served as President of the California Chapter of the Real Estate Securities and Syndication Institute of the National Association of Realtors ("RESSI"), which has awarded him the designation of Specialist in Real Estate Securities. Since 1983, he has served on the Board of Directors of Silicon Valley Bancshares. In 1989 he authored the book J.K. Lasser's "Real Estate Investment Guide" published by Prentice Hall.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partner, Landsing Partners-III, and its general partners, receive no compensation from the Partnership. The General Partner has contracted with The Landsing Corporation, an affiliate, for the provision of certain asset and property management and administrative services. The Landsing Corporation has subcontracted these management and administrative services to its affiliate, Pacific Coast Capital. During 1995, Pacific Coast Capital received management fees of $132,000, which were determined based on expenses incurred in order to operate the Partnership. In addition, Pacific Coast Capital was paid $38,000 for property management services. These property management fees were based on monthly property revenues received. See Item 13, "Certain Relationships and Related Transactions" for further information.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or group is known by the Partnership to hold more than 5% of the Units of Limited Partnership. The General Partner is not a direct or beneficial owner of any Units of the limited partnership. The General Partner knows of no arrangements, including any pledge by any person of securities of the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has agreements with The Landsing Corporation and one of its affiliates, Pacific Coast Capital, pursuant to which the Partnership has paid various fees and compensation to these companies. The Landsing Corporation is a closely-held corporation.

The Partnership has entered into a property management agreement with Pacific Coast Capital for the management of the Partnership's properties. During 1995, Pacific Coast Capital received $38,000 for property management.

The Partnership has retained The Landsing Corporation to serve as advisor and to manage the day-to-day operations of the Partnership. These services are provided under a subcontract with Pacific Coast Capital, an affiliate of The Landsing Corporation. Pacific Coast Capital is to perform these services based on reimbursement of costs incurred but in no case are these to exceed those which the Partnership would have to pay independent parties for comparable services. During 1995, Pacific Coast Capital received expense reimbursements of $132,000.

For information concerning the agreements between the Partnership and the affiliates of The Landsing Corporation, see Note 2 of Notes to Consolidated Financial Statements filed as part of this Annual Report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  1.   Financial Statements
                    See the Index at page F-1.

               2.   Financial Statements Schedules
                    See the Index at page F-1.

               3.   Exhibits

                    See the Exhibit Index which immediately precedes the Exhibits filed with this Report.

          (b) The Partnership filed no reports on Form 8-K during the quarter ended December 31, 1995.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LDP-III

                              By:  Landsing Partners-III, General Partner

                              By:  Landsing Equities Corporation,
                                   General Partner


March 28, 1996                By:  GARY K. BARR, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



March 28, 1996               By:   GARY K. BARR, President and Director,
                                   Landsing Equities Corporation
                                   (Principal Executive Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No Annual Report or Proxy material has been sent to Partnership's security holders. An Annual Report will be furnished to such security holders subsequent to the filing of Partnership's Annual Report on Form 10-K, and, when sent, Partnership shall furnish copies of such material to the Commission.

LDP-III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
INCLUDED IN THE FORM 10-K



Report of Independent Accountants                                       F-2

Financial Statements:

Consolidated Balance Sheets, December 31, 1995 and 1994                 F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      F-4
Consolidated Statements of Changes in Partners' Equity for the Years
  Ended December 31, 1995, 1994 and 1993                                F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      F-6
Notes to Consolidated Financial Statements                              F-7

Supplemental Consolidated Financial Statement Schedules:

Schedule X - Supplementary Consolidated Income Statement Information
  for the Years Ended December 31, 1995, 1994 and 1993                  S-1
Schedule XI - Real Estate and Accumulated Depreciation
  at December 31, 1995                                                  S-2

REPORT OF INDEPENDENT ACCOUNTANTS
____________________________________________________________________________

To the General Partner of LDP-III:

We have audited the accompanying consolidated financial statements and consolidated financial statement schedules of LDP-III and subsidiary listed in the index on page F-1 of this Form 10-K as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LDP-III and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.

The accompanying consolidated financial statements and consolidated financial statement schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered negative cash flows and recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALBY, WENDLAND & CO., P.C.

Glenwood Springs, Colorado
March 22, 1996

LDP-III


CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 and 1994
(In thousands)


                                                              1995       1994
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties (including property held for sale)      $ 12,306   $ 12,172
Accumulated depreciation                                    (4,264)    (3,922)
                                                             8,042      8,250

CASH AND CASH EQUIVALENTS (including interest
 bearing deposits of $104 in 1995 and $193 in 1994)            212        264
OTHER ASSETS:
Short-term investments                                         198        595
Accounts receivable                                             24         37
Prepaid expenses and deposits                                    8          9
Loan costs and leasing commissions (net of accumulated
 amortization of $536 in 1995 and $482 in 1994)                152        131
Total other assets                                             382        772

TOTAL                                                       $8,636     $9,286

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Notes payable                                               $7,871     $8,167
Accounts payable                                                 5         31
Other liabilities                                               81         75
Total liabilities                                            7,957      8,273

PARTNERS' EQUITY                                               679      1,013

TOTAL                                                       $8,636     $9,286


The accompanying notes are an integral part of the consolidated financial statements.


LDP-III


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands except per unit amounts)
                                       1995      1994      1993
REVENUE:
Rental                              $ 1,339   $ 2,101   $ 2,934
Agricultural                              0         0       369
Interest                                 28        30        32
Total revenue                         1,367     2,131     3,335

EXPENSE:
Interest                                717     1,302     1,948
Operating:
   Rental                               394     1,002     1,541
   Agricultural                           0         0        46
Depreciation and amortization           396       588       795
General and administrative              194       233       323
Total expense                         1,701     3,125     4,653

LOSS BEFORE GAIN FROM SALE OF REAL
 ESTATE AND EXTRAORDINARY ITEM         (334)     (994)   (1,318)
GAIN FROM SALE OF REAL ESTATE             0       401     1,079
LOSS BEFORE EXTRAORDINARY ITEM         (334)     (593)     (239)
EXTRAORDINARY ITEM - GAIN FROM
 EXTINGUISHMENT OF DEBT                   0       334        66
NET LOSS                            $  (334)  $  (259)  $  (173)
PER PARTNERSHIP UNIT:
LOSS BEFORE EXTRAORDINARY ITEM      $     0   $   (16)  $    (6)
NET LOSS                            $    (9)  $    (7)  $    (5)


The accompanying notes are an integral part of the consolidated financial statements.


LDP-III


CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Dollars in thousands except per unit amounts)
                         LIMITED PARTNERS
                            NUMBER OF                  GENERAL      TOTAL
                           PARTNERSHIP                 PARTNER     PARTNERS'
                              UNITS      AMOUNT        AMOUNT       EQUITY
BALANCE, JANUARY 1, 1993      37,156     $ 1,965        $  0       $ 1,965
Net loss - 1993                             (173)                     (173)

BALANCE, DECEMBER 31, 1993    37,156       1,792           0         1,792
Abandonments                     (15)
Distribution - 1994                         (520)                     (520)
Net loss - 1994                             (259)                     (259)

BALANCE, JANUARY 1, 1994      37,141       1,013           0         1,013
Abandonments                      (5)
Net loss - 1995                             (334)                     (334)

BALANCE, DECEMBER 31, 1995    37,136     $   679        $  0       $   679


The accompanying notes are an integral part of the consolidated financial statements.


LDP-III


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands)

                                                      1995     1994    1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (334)  $ (259) $ (173)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Provision for loss in value of investment in real
 estate, gain from sale of real estate and extra-
 ordinary item                                           0     (699) (1,145)
Depreciation                                           342      588     795

Changes in operating assets and liabilities:
Decrease in accounts receivable                         13       60     366
Decrease (increase) in prepaid expenses
 and deposits                                            1       43     (96)
Decrease in accounts payable                           (27)     (61)   (133)
Increase (decrease) in accrued interest payable          0      (45)    135
Increase (decrease) in other liabilities                 6     (124)     54
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      1     (497)   (197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments                                 397        0    (595)
Capital expenditures and construction                 (134)    (537)   (217)
Deferred expenses                                      (21)      43     (39)
Net proceeds from sale of rental properties              0    1,415   2,178
NET CASH PROVIDED BY INVESTING ACTIVITIES              242      921   1,327

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                             (295)     (92) (1,445)
Net proceeds from refinancing                            0      173     340
Distribution to unit holders                             0     (520)
NET CASH USED IN FINANCING ACTIVITIES                 (295)    (439) (1,105)

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (52)     (15)     25
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                  264      279     254
CASH AND CASH EQUIVALENTS AT END OF YEAR           $   212   $  264  $  279


The accompanying notes are an integral part of the consolidated financial statements.


LDP-III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per unit amounts)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - LDP-III (the "Partnership") is a limited partnership organized under the laws of the state of California for the purpose of acquiring, operating, holding for investment, and ultimately selling income producing real estate. Landsing Partners-III (the "General Partner") is a California general partnership whose partners are Landsing Equities Corporation and Partners '84. LDP-III was formed on August 30, 1983, and shall continue until December 31, 2033, unless sooner terminated. The Partnership commenced operations on December 9, 1983, with the acquisition of the first property.

     Investment in Subsidiary - On December 3, 1992 the Partnership transferred two of its properties, the 533 Cabot Building and the 391 Forbes Building to its wholly owned subsidiary, LDP-III Realty Service Corporation, who filed bankruptcy under Chapter 11 of the Federal Bankruptcy Code. During 1993, the U.S. Bankruptcy case was dismissed and the 533 Cabot Building was disposed of. For financial reporting purposes the Partnership consolidates the operation of the subsidiary with that of the Partnership. All significant intercompany transactions and balances have been eliminated.

     Rental Properties - Rental properties are stated at the lower of cost or recoverable value. Depreciation is computed by the straight-line method over estimated useful lives ranging from five to forty years. Certain acquisition fees and expenses for real estate brokerage services paid to Landsing Property Corporation, an affiliate of the General Partner, are capitalized as a cost of rental properties. Tenant improvements are amortized over the lives of the related tenant leases which range from one to ten years. Major additions are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in the results of operations.

     Loan Costs and Leasing Commissions - Amounts paid to obtain loans are deferred and amortized over the lives of the related notes payable, which range from four to ten years. Leasing commissions are amortized over the lives of the tenant leases which range from one to ten years.

     Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

     Short-Term Investments - The Partnership invests in short-term federally insured certificates of deposits which mature in a date in excess of three months from the date of purchase. The cost of these investments approximates market value.

     Income Taxes - No provision for Federal or state income taxes has been made in the financial statements because these taxes are the obligation of the partners.

     Net Loss Per Partnership Unit - Net loss per Partnership unit is based on weighted average units outstanding after giving effect to net income
     (loss) allocated to the general partner of $0 in 1995, $0 in 1994 and $0 in 1993.

     Concentrations of Credit Risk - The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents. The Partnership's cash and cash equivalents are in high-quality institutions with high credit ratings. This investment policy limits the Partnership's exposure to concentrations of credit risks.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Going Concern Basis of Accounting - The Partnership has continued to incur substantial operating losses. A combination of historic high building activity and recessionary economic activity caused severe market pressures on rental rates, occupancy levels and agricultural prices. As a result of these conditions, the Partnership has been unable to generate sufficient cash from operations to fully fund its operating, necessary capital improvements and debt service requirements, resulting in depletion of the Partnership's cash reserves. These conditions may indicate that the Partnership will be unable to continue as a going concern and realize its property values in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

     The General Partner believe that due to the disposition of certain properties and improvement in the remaining properties in the portfolio, that operations will stabilize. Net loss before gains from sales and extraordinary items decreased to ($334) in 1995 compared to ($1,001) in 1994 and ($1,318) in 1993. The Partnership expects this positive trend to continue.

2.   RELATED PARTY TRANSACTIONS

     The Partnership has entered into agreements with The Landsing Corporation and one of its affiliates, Pacific Coast Capital. Advisory services for investment management, general and administrative and property management are provided by Pacific Coast Capital under subcontract with The Landsing Corporation. The General Partner is an affiliate of The Landsing Corporation. The related party transactions delineated in the Partnership Agreement with affiliates of the General Partner are as follows:

                                                  1995      1994      1993

     General and Administrative Support        $   194   $   233   $   280

     Reimbursement for Sales
       Activity Support                              0         0        17

     Property Management and Lease
        Commissions                                 38        58        75

3.   RENTAL PROPERTIES
                                                  1995      1994
     Rental properties consist of the following:

          Land                                  $2,205    $2,205
          Building and improvements             10,101     9,967

          Total                                $12,306   $12,172

4.   REAL ESTATE

     During 1994, a first note payable of $2,395, a second note payable of $419 and a third note payable of $304, all due to the same lender and collateralized by the Jefferson Place Office Building, were consolidated into a single note. This consolidation resulted in a gain on debt forgiven of $334.

     On July 7, 1994, the Partnership sold the Silverado Apartments located in Houston, Texas. Total consideration received by the Partnership was $8,500, which resulted in a gain of $364 and cash proceeds of $1,234.

     On October 14, 1994, the Partnership sold the Montbello Green Commercial
     Building located in Denver, Colorado. Total consideration received by the Partnership was $260, which resulted in a gain of $37 and cash proceeds of $229.

     On February 22, 1993, the Partnership sold the Quailwood Almond Ranch located in Kern County, California. Total consideration received by the Partnership was $2,178, which resulted in a gain of $1,079 and cash proceeds of $953.


     On June 28, 1993, the Partnership's wholly-owned subsidiary, LDP-III
     Realty Services Corporation, returned to the lender the 533 Cabot
     Building in settlement of a U.S. Bankruptcy Court case. This resulted in an extraordinary gain on the extinguishment of debt of $66 for financial reporting purposes.

5.   NOTES PAYABLE



     Notes Payable at December 31, 1995 and 1994, consisted of (thousands of dollars):


                                                              1995     1994
     First note payable collateralized by the Jefferson
     Place Building bears interest at a rate of 9.25%
     and requires payments of $23 per month.  This note
     matures August 8, 1999.                               $ 2,529   $ 2,814

     Note payable collateralized by the 391 Forbes
     Building bears interest at a rate of 11.25% and
     requires principal and interest payments of $10 per
     month.  This note matures on March 1, 1996.               934       945
     (See Note 10)

     First note payable collateralized by the 1201
     Cadillac Building bears interest at a rate of 8.5%
     and requires interest payments of $31 per month.
     This note matures on September 1, 1999.                 4,408     4,408

                                            Total           $7,871    $8,167


     During 1994, the General Partner re-negotiated the terms and conditions of the first loan on the Jefferson Place Office Building. In return for a principal paydown of $50 the existing loan was reduced by $334 to an outstanding balance of $2,814. This new loan earns interest at the rate of 9.25% per annum, and requires monthly principal and interest payments of $23. Loan is all due and payable on August 8, 1999. This reduction in the outstanding principal balance in excess of the principal payments made resulted in income to the partnership from forgiveness of debt of $334. During 1995, the Partnership made an additional principal paydown on this loan of $243.

     The loans on the 1201 Cadillac building became due on September 1, 1994. The General Partner was able to refinance these loans with the existing lender. The new loan has a principal balance of $4,408, earning interest at the rate of 8.5% per annum, requiring interest only payments. The entire outstanding balance of the loan is all due and payable on September 1, 1999.

     Rental properties are pledged as collateral for notes payable which mature over periods ending through 1999. Principal payments required in future years are as follows:

                    1996              $   964
                    1997                   31
                    1998                   35
                    1999                6,841
                    2000                    0

                    Total             $ 7,871

6.   RENTAL PROPERTIES UNDER OPERATING LEASES
     Minimum future rents from rental properties under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1995, are as follows:

                    1996               $1,169
                    1997                  779
                    1998                  406
                    1999                  230
                    2000                  106

                    Total            $  2,690


7.   RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

     The differences at December 31, 1995, 1994 and 1993, between the basis of accounting used in the accompanying financial statements and the income tax basis used to file the Partnership's Federal income tax return are as follows:
<CATPION>
                                                    1995      1994      1993

     Net loss                                      $(334)   $ (259)   $ (173)
     (Increase) decrease resulted from:
      Accelerated depreciation                      (182)     (399)     (368)
      Capitalize for tax purposes-special
            tax assessment                            23
      Accelerated depreciation on property sold              2,376        13
      Investment - LDP-III Realty Service
        Corporation                                   12        36       306
      Other                                                              (25)

     Net income(loss) - tax basis                  $(481)  $ 1,754    $ (247)

     Taxable income (loss) per Partnership unit    $ (13)  $    47    $   (7)

     Partners' equity                              $ 679   $ 1,013    $1,792
     Increase (decrease) resulted from:
      Correct Recording of Investment                400
      Investment - LDP-III Realty Service
        Corporation                                  354       342       306

     Partners' equity - tax basis                 $1,433   $ 1,355    $2,098


8.   NON-CASH INVESTING ACTIVITIES

     The non-cash investing activities for the Partnership are as follows:

                                                        1995    1994     1993

     Sale of Rental Properties:
     Gain from sale/foreclosure of rental properties   $   0   $   0    $  66
     Cost of rental properties sold or foreclosed
      (net of accumulated depreciation and unamortized
       deferred costs)                                     0       0    4,458
     Notes payable forgiven                                0    (334)  (4,609)

     Net proceeds (paid)                               $   0   $(334)  $  (85)


9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Partnership paid interest of $717 in 1995, $1,302 in 1994, and $2,082 in 1993, of which $0, $0 and $342 of interest was reclassified to notes payable during 1995, 1994 and 1993 respectively.

10.  SUBSEQUENT EVENT

     During March of 1996 the Partnership executed a promissory note with a bank for $950,000. The note term is one year with interest payable at prime plus 1.5%. The proceeds were used to retire existing debt. This note is secured by the 391 Forbes Building.

SCHEDULE X

LDP-III

SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands)

                Column A                        Column B
                                    CHARGED TO COSTS AND EXPENSES
   ITEM                                 1995     1994     1993

1.   Maintenance and repairs            $ 109     $218    $ 345

2a.  Depreciation                         342      510      703

2b.  Amortization of deferred loan
     costs and leasing commissions         54       78       92

3.   Property taxes                       130      254      402

4.   Advertising                            0        0       27


As to items omitted, amounts did not exceed one percent of total revenue.

SCHEDULE XI
LDP-III


REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995
(In thousands)

A description of the income-producing properties which the Partnership owned at December 31, 1995 is as follows:

                                                            COST        PROVISION
                                     INITIAL COST           CAPITALIZED FOR
                                       BLDG. &              SUBSEQUENT  LOSS IN          ACCUMUL.
DESCRIPTION:     ENCUMBRANCES  LAND    IMPRVMNTS    TOTAL   TO  ACQUIS.  VALUE    TOTAL  DEPREC.
                                                     <F1>                       <F3><F4> <2><5>
                 ____________ ______    _______    _______   _______   ______   _______  _______
Jefferson Place     $2,529    $  243    $ 5,150    $ 5,393   $ 1,074   $ (640)  $ 5,827  $ 2,460
Boise, ID
DATE ACQUIRED:
12/09/893

391 Forbes Bldg.       934       821       672     1,493       355                1,848      411
So San Francisco,CA
DATE ACQUIRED:
07/31/85

1201 Cadillac Crt.   4,408     1,450     3,773     5,223       408    (1,000)    4,631     1,363
Milpitas, CA
DATE ACQUIRED:       ______   ______    ______     ______    ______   _______   ______    ______
10/23/85

TOTAL               $7,871    $2,514    $9,595   $12,109    $1,837   $(1,640)  $12,306    $4,264


<F1> The Partnership's policy is to purchase development and completed projects. Costs incurred before completion of the development are included in building basis. Costs incurred after completion of the development projects and costs incurred subsequent to the purchase of completed projects are included as improvements.
<F2> Depreciation is computed by the straight-line method on lives ranging from five to forty years.
<F3> Balance, January 1, 1993                                         $29,632

     Improvements capitalized subsequent to acquisition-net               217
     Cost of rental property sold and foreclosed                       (7,692)

     Balance, December 31, 1993                                        22,157

     Improvements capitalized subsequent to acquisition-net                34
     Cost of rental property sold and foreclosed                      (10,019)

     Balance, December 31, 1994                                        12,172

     Improvements capitalized subsequent to acquisition-net               134
     Balance, December 31, 1995                                       $12,306

<F4> The aggregate cost at December 31, 1995 for federal
     income tax purposes                                              $13,946

<F5> Balance, January 1, 1993                                         $ 7,360
     Additions charged to expense                                         703
     Accumulated depreciation relating to sold
        and foreclosed property                                        (2,154)
     Balance, December 31, 1993                                         5,909
     Additions charged to expense                                         371
     Accumulated depreciation relating to sold
        and foreclosed property                                        (2,358)
     Balance, December 31, 1994                                         3,922

     Additions charged to expense                                         342
     Balance, December 31, 1995                                       $ 4,264


E X H I B I T   I N D E X

Exhibit Number in Accordance with 601 of Regulation S-K

Exhibit Description

     3 & 4               The Partnership Agreement
                         included as Exhibit B to the
                         Prospectus dated March 1, 1984
                         (Incorporated by reference to
                         Exhibit 3.4 of Form 10-K for
                         the year ended December 31,
                         1985)

     10.1                Commercial Contract to Buy and
                         Sell Real Estate dated
                         December 11, 1989 between
                         Highland Hall and Landsing
                         Diversified Properties-III

     10.2                Bill of Sale and General
                         Warranty Deed related to the
                         sale of Silverado Apartments.
                         (Incorporated by reference to
                         Exhibit 10.1 and 10.2 of Form
                         8-K dated July 7, 1994)

     99                  ADDITIONAL EXHIBITS

     99.1                The Prospectus dated March 1,
                         1984 (Incorporated by
                         reference to Exhibit 28.1 of
                         Form 10-K for the year ended
                         December 31, 1985)

     99.2                Supplement No. 12 to
                         Prospectus (Incorporated by
                         reference to Exhibit 28.2 of
                         Form 10-K for the year ended
                         December 31, 1985)