Form 10-Q
period 1996-03-31
LDP III
filed 1996-05-15
CIK 727745

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


                      For Quarter Ended March 31, 1996

                      Commission File Number:  0-13559


                                   LDP-III
    (Exact name of registrant as specified in its governing instruments)


      California                                   94-2911983
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification Number)


                  P. O. Box 130, Carbondale, Colorado 81623
                  (Address of principal executive offices)


                               (970) 963-8007
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes: [X]         No: [  ]


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   LDP-III

CONSOLIDATED BALANCE SHEET, MARCH 31, 1996 AND DECEMBER 31, 1995 (Unaudited)
                           (Dollars in thousands)

                                              March 31,  December 31,
                                                 1995     1994
INVESTMENTS IN REAL ESTATE:
Rental properties                              $12,307    12,306
Accumulated depreciation                       (4,360)    (4,264)
Rental properties - net                         7,947      8,042

CASH AND CASH EQUIVALENTS (including interest bearing
 deposits of $124 in 1996 and $104 in 1995)       138        212

OTHER ASSETS:
Short-term investment                             198        198
Accounts receivable                                83         24
Prepaid expenses and deposits                      24          8
Deferred organization costs, loan costs and leasing commissions
 (net of accumulated amortization of $554 in 1996 and
 $536 in 1995)                                    139        152
Total other assets                                444        382

TOTAL                                          $8,529     $8,636

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:

Notes payable                                  $7,858     $7,871
Accounts payable                                    6          5
Other liabilities                                  78         81
Total liabilities                               7,942      7,957


PARTNERS' EQUITY                                  587        679

TOTAL                                          $8,529     $8,636

See Financial Notes.


LDP-III

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)
(In thousands except per share amounts)

                                                  1996     1995
REVENUE:
Rental                                          $   346    $  302
Interest                                              5        10
Total revenue                                       351       312

EXPENSE:
Interest                                            170       185
Operating                                           119       108
Depreciation and amortization                       114       107
General and administrative                           40        38
Total expense                                       443       438

NET INCOME (LOSS)                               $  (92)    $ (126)

NET INCOME (LOSS) PER PARTNERSHIP UNIT          $   (2)  $     (3)


See Financial Notes.


LDP-III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
THE YEAR ENDED DECEMBER 31, 1995
(Unaudited)
(Dollars in thousands)

                        ...LIMITED PARTNERS....
                              NUMBER OF             GENERAL   TOTAL
                              PARTNERSHIP           PARTNER   PARTNERS'
                                UNITS     AMOUNT    AMOUNT    EQUITY
BALANCE, JANUARY 1, 1995       37,141    $1,013               $1,013
Net loss - 1995                            (334)                (334)
Abandonments                       (5)

BALANCE, DECEMBER 31, 1995     37,136       679                  679
Net loss                                    (92)                 (92)

BALANCE, MARCH 31, 1996        37,136    $  587               $  587

Financial Notes.


LDP-III

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)
(In thousands)

                                                 1996     1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $  (92)     $ (126)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
Depreciation                                      96          92

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable       (59)          4
Increase in prepaid expenses and deposits        (16)         (4)
(Dncrease) increase in accounts payable            1         (26)
(Decrease) increase in other liabilities          (3)         44
Net cash used in operating activities            (73)        (16)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in deferred expenses                     13          11
Net cash provided by (used in) investing
 activities                                       13          11

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                        (14)       (251)
Net cash provided by (used in) by financing
 activities                                      (14)        251
Increase (decrease) in cash and cash
 equivalents                                     (74)       (256)
Cash and cash equivalents at beginning of
 period                                          410         859
Cash and cash equivalents at end of period    $  336      $  603


See Financial Notes.


LDP-III


FINANCIAL NOTES

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements should  be
     read in conjunction with the Partnership's 1995 Annual Report.   These
     consolidated statements have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     For purposes of the consolidated statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The Partnership paid interest of $170 and $185 for the three months ended March 31, 1996, and 1995, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

LDP-III is a California limited partnership formed in August 1983. The Partnership's business consists of a single segment -- equity investments in leveraged income-producing real estate. The Partnership currently has an investment in LDP-III Realty Service Corporation which owns one property, the 391 Forbes Building in South San Francisco, California. For financial reporting purposes, the Partnership's investment in LDP-III Realty Service Corporation is presented on a consolidated basis.

The Partnership's current portfolio consists of fee title ownership of three properties located in two geographic areas. The Partnership's property investments are: Jefferson Place Office Building, Boise, Idaho; 391 Forbes Building (Pacific International Industrial Park), South San Francisco, California; and 1201 Cadillac Court Building, Milpitas, California.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Partnership's consolidated cash balance totaled $138,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed.

The Partnership has invested $198,000 in short-term federally insured certificates of deposit which mature on a date in excess of 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "short-term investments" rather than as "cash and cash equivalents."

During the first quarter of 1996, the Partnership experienced a net decrease in cash of $74,000. Short-term investments did not change during the first quarter of 1996. As of March 31, 1996, cash plus short-term investments totaled $336,000 versus a balance of $410,000 at December 31, 1995.

The Partnership does not plan any cash distributions to its limited partners in 1996. All sale and loan proceeds realized by the Partnership will be used primarily to make cash distributions.

RESULTS OF OPERATIONS


The following represents the operations of those properties held continuously during the first three months of 1996 and 1995:


<CATPION>

                                    1996      1995    % Change

     Rental Revenue                $ 351     $ 312     + 13%
     Operating Expense               119       109     +  9%
     Net Operating Income            232       203     + 14%

     Interest Expense                170       185     -  8%


Overall, revenues increased for the three months ended March 31, 1996 relative to the same period in 1995. The increase in commercial properties was due to higher occupancy and normal increases in current lease amounts due.

The Partnership's real estate assets in the Boise and San Francisco Bay Area marketplace have experienced a significant imbalance between supply and
demand.   A  combination of historic high building activity and  recessionary economic activity caused severe market pressures on rental rates and occupancy levels. Market conditions in these markets appear to be stabilizing.

The Jefferson Place Office Building is currently 92% occupied, while the 391 Forbes Building and the 1201 Cadillac Court Building are 100% occupied.

Property operating expenses increased 9% for the three months ended March 31, 1996 relative to the same period in 1995.

The Partnership general and administrative expense was unchanged in 1996 relative to the same period in 1995. The General Partner continues to exercise general and administrative expense control.

INFLATION

The Partnership's rental revenues in certain overbuilt real estate markets, including Boise and the San Francisco Bay Area, have not followed the overall inflationary trends of the economy. In the future, the General Partner believes market rate rents in those areas will more closely follow or exceed inflation. Operating costs for properties in most of the Partnership's markets have continued to follow inflationary trends. It is not expected that the Partnership will be materially impacted by inflationary forces in the near term.

PART II.  OTHER INFORMATION

All items in Part II have been omitted since they are inapplicable or the answer is negative.

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LDP-III




Date: May 10, 1996              /s/ Gary K. Barr
                                Gary K. Barr, President
                                Landsing Equities Corporation
                                Managing  Partner  of  the  General Partner
                                Landsing Partners-III