Form 10-Q
period 1996-06-30
LDP III
filed 1996-08-15
CIK 727745

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


                 For Quarter Ended June 30, 1996

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

                           Yes:  [X]     No:  [  ]

                 PART I.   FINANCIAL INFORMATION

                 ITEM 1.   FINANCIAL STATEMENTS

                             LDP-III

 CONSOLIDATED BALANCE SHEET, JUNE 30, 1996 AND DECEMBER 31, 1995
                           (Unaudited)
                     (Dollars in thousands)

                                               June 30, December 31,
                                                 1996     1995
INVESTMENTS IN REAL ESTATE:
Rental properties                              $12,336    $12,306
Accumulated depreciation                        (4,436)    (4,264)
Rental properties - net                          7,900      8,042

CASH AND CASH EQUIVALENTS (including interest
 bearing deposits of $49 in 1996
 and $104 in 1995)                                 129        212

OTHER ASSETS:
Short-term investment                              198        198
Accounts receivable                                 30         24
Prepaid expenses and deposits                       10          8
Deferred organization costs, loan costs
 and leasing commissions (net of accumulated
 amortization of $565 in 1996 and $536 in 1995)    145        152
Total other assets                                 383        382

TOTAL                                           $8,412     $8,636


LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Notes payable                                   $7,864     $7,871
Accounts payable                                     5          5
Other liabilities                                   83         81
Total liabilities                                7,952      7,957

PARTNERS' EQUITY                                   460        679

TOTAL                                           $8,412     $8,636

See Financial Notes.



                             LDP-III

                    STATEMENTS OF OPERATIONS
                           (Unaudited)
             (In thousands except per share amounts)

                               Three Months Ended   Six Months Ended
                                     June 30            June 30
                                 1996     1995       1996    1995
REVENUE:
Rental                          $ 307    $ 336      $ 653    $ 638
Interest                            4        8          9       18
Total revenue                     311      344        662      656


EXPENSE:
Interest                          181      185        351      370
Operating                         117      125        236      233
Depreciation and amortization      87      104        201      211
General and administrative         53       65         93      103
Total expense                     438      479        881      917

NET INCOME (LOSS)               $(127)   $(135)     $(219)   $(261)


NET LOSS PER PARTNERSHIP UNIT   $  (3)   $  (4)     $  (6)   $  (7)

See Financial Notes.



                             LDP-III

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
    FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND THE YEAR ENDED
                  DECEMBER 31, 1995 (Unaudited)
                     (Dollars in thousands)

                           LIMITED PARTNERS
                              NUMBER OF               GENERAL   TOTAL
                             PARTNERSHIP              PARTNER   PARTNERS'
                                UNITS       AMOUNT    AMOUNT    EQUITY

BALANCE, JANUARY 1, 1995      37,141        $1,013              $1,013
Net loss - 1995                               (334)               (334)
Abandonments                      (5)

BALANCE, DECEMBER 31, 1995    37,136           679                 679
Net loss                                       219                 219

BALANCE, JUNE 30, 1996        37,136        $  460    $  0      $  460


See Financial Notes.



                             LDP-III

              CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (Unaudited)
                         (In thousands)

                                                1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $ (219)    $ (261)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
Depreciation and amortization                    171        182

Change in operating assets and liabilities:
Increase in accounts receivable                   (6)       (31)
Increase in prepaid expenses and deposits         (2)        (3)
Decrease in accounts payable                       0        (20)
Increase in other liabilities                      3         53
Net cash used in operating activities            (53)       (80)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (30)       (27)
Decrease (increase) in deferred expenses           7         (5)
Net cash used in investing activities            (23)       (32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                         (8)      (258)
Net cash used in financing activities             (8)      (258)
Decrease in cash and cash equivalents            (84)      (370)
Cash and cash equivalents at beginning
  of period                                      410        859
Cash and cash equivalents at end of period    $  326     $  489

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

     In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the six months ended June 30, 1996 and 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     For purposes of the consolidated statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The Partnership paid interest of $351 and $370 for the six months ended June 30, 1996, and 1995, respectively.


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

The   Partnership's  current  portfolio  consists  of  fee  title ownership of three properties located in three geographic  areas.
The  Partnership's  property investments  are:   Jefferson  Place
Office  Building,  Boise,  Idaho; 391  Forbes  Building  (Pacific
International Industrial Park), South San Francisco,  California;
and 1201 Cadillac Court Building, Milpitas, California.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Partnership's consolidated cash balance totaled $129,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed.

The Partnership has invested $198,000 in short-term federally insured certificates of deposit which mature on a date in excess of 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "short-term investments" rather than as "cash and cash equivalents."

During  the first six months of 1996, the Partnership experienced a  net decrease in cash of $84,000. Uses of cash included $30,000 for property capital expenditures and leasing commissions, $8,000
for   principal  payments  on  notes  payable,  and  $46,000  for
operations.    As   of  June  30,  1996,  cash  plus   short-term
investments  totaled  $326,000 versus a balance  of  $410,000  at
December 31, 1995.

All sale and loan proceeds realized by the Partnership will be used primarily to make cash distributions.

RESULTS OF OPERATIONS

The following represents the operations of those properties held continuously during the first six months of 1996 and 1995:

                                     1996      1995     % Change
     Rental Revenue                 $ 653     $ 656         0%
     Operating  Expense               329       335        (2%)
     Net Operating Income             324       321         1%

     Interest Expense               $ 351     $ 370        (5%)


Overall, there was a slight decrease in revenues for the six months ended June 30, 1996 relative to the same period in 1995.

The Partnership's real estate assets in the Boise and San Francisco Bay Area marketplace have experienced a significant imbalance between supply and demand. A combination of historic high building activity and recessionary economic activity caused severe market pressures on rental rates and occupancy levels.

Property operating expenses decreased 2% for the six months ended
June  30,  1996  relative to the same period in 1995.   This  was
primarily  due  to  greater  efficiency  of  operations  at   the
commercial and apartment properties.

The Partnership general and administrative expense decreased 10% in 1996 relative to the same period in 1995. The General Partner continues to exercise general and administrative expense control.

Occupancy increased slightly during the quarter. 391 Forbes and 1201 Cadillac are fully occupied. The Jefferson Place office building is currently 92% occupied.

PROPERTY SALE

During  the second quarter, 391 Forbes was marketed for sale  and
placed   under   contract.    While   the   contract   has   some
contingencies, it is expected the property will be sold during the third quarter.

INFLATION

In the past, the Partnership's rental revenues in certain over built real estate markets, including Boise and San Francisco Bay Area, have not followed the overall inflationary trends of the economy. In the future, the General Partner believes market rate rents in those areas will more closely follow or exceed inflation. Operating costs for properties in most of the Partnership's markets have continued to follow inflationary trends. It is not expected that the Partnership will be materially impacted by inflationary forces in the near term.

                   PART II.  OTHER INFORMATION



      All items in Part II have been omitted since they are inapplicable or the answer is negative.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            LDP-III

Date: August 14, 1996       /s/ Gary K. Barr
                            Gary K. Barr, President
                            Landsing Equities Corporation
                            Managing  Partner of  the  General Partner
                              Landsing Partners-III