Form 10-Q
period 1996-09-30
LDP III
filed 1996-11-18
CIK 727745

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


              For Quarter Ended September 30, 1996

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

                           Yes  [ X ]   No  [   ]

                 PART I.    FINANCIAL INFORMATION

                 ITEM 1.    FINANCIAL STATEMENTS

                             LDP-III

     BALANCE SHEET, SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                           (Unaudited)
                          (In thousands)

                                          September 30, December 31,
                                                1996      1995
INVESTMENTS IN REAL ESTATE:
Rental properties                             $10,505    $12,306
Accumulated depreciation                       (4,040)    (4,264)
Rental properties - net                         6,465      8,042

CASH AND CASH EQUIVALENTS (including interest bearing
 deposits of $545 in 1996 and $104 in 1995)       550        212

OTHER ASSETS:
Short term investment                          $  397        198
Accounts receivable                                51         24
Prepaid expenses and deposits                       9          8
Deferred loan costs and leasing commissions
 (net of accumulated amortization of $542
 in 1996 and $536 in 1995)                        128        152
Total other assets                                585        382

TOTAL                                          $7,600    $ 8,636

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Notes payable                                  $6,902    $ 7,871
Accounts payable                                    5          5
Other liabilities                                  93         81
Total liabilities                               7,000      7,957

PARTNERS' EQUITY                                  600        679

TOTAL                                          $7,600    $ 8,636

See Financial Notes.

                               LDP-III

                      STATEMENTS OF OPERATIONS
                             (Unaudited)
               (In thousands except per share amounts)

                                 Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                   1996      1995        1996      1995
REVENUE:
Rental                            $ 317     $ 242       $ 970    $  880
Interest                              6         7          15        25
Total revenue                       323       249         985       905


EXPENSE:
Interest                            167       185         518       555
Operating                           104        49         340       282
Depreciation and amortization        75        96         276       307
General and administrative           60        41         153       144
Total expense                       406       371       1,287     1,288

LOSS BEFORE GAIN FROM SALE
 OF REAL PROPERTY                   (83)     (122)       (302)     (383)

GAIN FROM SALE OF
 REAL PROPERTY                      223         0         223         0

NET INCOME (LOSS)                   140      (122)        (79)     (383)

NET GAIN (LOSS) PER
 PARTNERSHIP UNIT                 $   4     $  (3)      $  (2)   $  (10)

See Financial Notes.

                                 LDP-III

                STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                  AND THE YEAR ENDED DECEMBER 31, 1995
                               (Unaudited)
                   (In thousands except unit amounts)
                              LIMITED PARTNERS
                                 NUMBER OF              GENERAL   TOTAL
                                PARTNERSHIP             PARTNER   PARTNERS'
                                   UNITS      AMOUNT    AMOUNT    AMOUNT
EQUITY
BALANCE,  JANUARY  1,  1995        37,141     $1,013       0      $ 1,013
Net Loss - 1995                                 (334)                (334)
Abandonments - 1995                    (5)

BALANCE,   DECEMBER  31,  1995     37,136        679       0          679
Net loss                                         (79)                 (79)

BALANCE, SEPTEMBER 30, 1996        37,136     $  600     $ 0      $   600

See Financial Notes.

                             LDP-III

                    STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited)
                         (In thousands)
                                                  1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                               $ (280)     $ (383)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
Depreciation and amortization                      276         265

Change in operating assets and liabilities:
Increase (decrease) in other liabilities            12          52
Decrease (increase) in accounts receivable         (27)         39
Decrease (increase) in prepaid expenses
 and deposit                                        (1)         (2)
Decrease in accounts payable                         0         (35)
 Net cash used by operating activities             (20)        (64)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of rental property          660           0
Capital expenditures                               (46)       (109)
Increase in deferred expenses                      (38)        (22)
 Net cash provided (used) in investing activities  576        (131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                          (19)       (266)
 Net cash provided (used) by financing activities  (19)       (266)

Increase (decrease) in cash and cash equivalents   537        (461)

Cash and cash equivalents at beginning of period   410         859

Cash and cash equivalents at end of period       $ 947     $   398

See Financial Notes.


                             LDP-III
                         FINANCIAL NOTES
                         (In Thousands)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited financial statements should be read in conjunction with the Partnership's 1995 Annual Report. These statements have been prepared in accordance with the instructions to the Securities and Exchange
     Commission   Form   10-Q   and   do   not   include   all   of   the
     information and footnotes required by generally accepted accounting principles for complete financial statements.

     In   the   opinion   of   the  general  partner,   all   adjustments
     (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1996 and 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three  months  or  less  from  the  date  of  purchase  to  be  cash
     equivalents.   The  Partnership  paid  interest  of  $518  and  $555
     for   the   nine  months  ended  September  30,  1996,   and   1995,
     respectively.

ITEM 2.   MANAGEMENT'S    DISCUSSION   AND    ANALYSIS    OF    FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LDP-III   is   a   California  limited  partnership  formed   in   August
1983.   The  Partnership's  business consists  of  a  single  segment  --
equity investments in leveraged income-producing real estate.

At   September  30,  1996,  the  Partnership's  portfolio  consisted   of
fee title ownership of two properties located in two geographic areas. The Partnership's property investments are: Jefferson Place Office Building, Boise, Idaho and 1201 Cadillac Court Building, Milpitas, California.

LIQUIDITY AND CAPITAL RESOURCES

As   of   September  30,  1996,  the  Partnership  had  a  cash   balance
totaling approximately $550,000. Cash reserves not needed for current operations are placed in temporary high-grade investments which can be readily liquidated.

The Partnership has invested $397,000 in short-term federally insured certificates of deposit which mature on a date in excess of 90 days from the date of purchase. Due to this characteristic, these deposits are classified as "short-term investments" rather than as "cash and cash equivalents."

During the first nine months of 1996, the Partnership experienced an increase in cash and short term investments of $537,000. Primary uses of cash were: $84,000 for capital expenditures, leasing commissions and loan costs, $19,000 for principal payments on notes payable, and $20,000 for operations. In addition to rental revenues, a primary source of cash was the sale of the 391 Forbes Building which resulted in increased cash of $660,000. As of September 30, 1996, cash and cash equivalents totaled $550,000 versus a balance of $212,000 at December 31,
1995, while short term investments at September 30, 1996 totaled $397,000 versus a balance of $198,000 on December 31, 1995.

RESULTS OF OPERATIONS

The results of operations for 1996 are not comparable to 1995. Variables between years such as number of properties operated and number of properties sold cause comparisons of operations overall to be misleading. It is meaningful however to compare the operations of those properties operated continuously during the first nine months of 1996 and 1995.


The   following  represents  the  operations  of  those  properties  held continuously during the first nine months of 1996 and 1995:

                                    1996     1995      % Change
     Rental Revenue                $  970    $  880     + 10%
     Operating Expense                340       282     + 20%
     Net Operating Income             630       598     +  5%

     Interest Expense              $  518    $  555     -  7%


Overall,   revenues   increased   10%   for   the   nine   months   ended
September   30,  1996  relative  to  the  same  period  in   1995.    The
revenue for the commercial properties remained stable.

Market  Conditions  in  Boise  and  the  San  Francisco  Bay  Area   have
stabilized.

Property   operating  expenses  increased  20%  for   the   nine   months
ended   September  30,  1996  relative  to  the  same  period  in   1995.
This was primarily due to increased operating costs.

On August 16, 1996, the Partnership sold its real property investment in the 391 Forbes Building located in South San Francisco, California. The property consisted of a 30,400 square foot commercial building. The sale price received by the
Partnership was $1,730,000 which resulted in a gain of $223,000 and cash proceeds of $660,000.

Leased occupancy remained stable during the nine months ended September 30, 1996. The Jefferson Place Office Building is
currently   93%   leased,  while  the  1201  Cadillac  property   remains
fully leased.

The Partnership declared a cash dividend of $15 per unit, payable to unit holders as of November 1, 1996.

INFLATION

In past years, the Partnership's rental revenues in certain over built real estate markets, including Boise and the San Francisco Bay Area, have not followed the overall inflationary trends of
the  economy.   In  the  future,  the  General  Partner  believes  market
rate   rents  in  those  areas  will  more  closely  follow   or   exceed
inflation. Operating costs for properties in most of the Partnership's markets have continued to follow inflationary trends. It is not expected that the Partnership will be materially impacted by inflationary forces in the near term.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
               None.

Item 2.   Changes in Securities
               None.

Item 3.   Defaults Upon Senior Securities
               None.

Item 4.   Submission of Matters to a Vote of Security Holders
               None.

Item 5.   Other Information
               None.

Item 6.   Exhibits and Reports on Form 8-K
          (a)  None
          (b)  The Partnership filed  a  report  on  Form   8-K   on
          August 16, 1996, to report the disposition of its asset known as the 391 Forbes Commercial Building.

                               SIGNATURES


Pursuant  to  the  requirements  of  the  Securities  and  Exchange   Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LDP-III

Date: November 15, 1996       /s/ Gary K. Barr
                              Gary K. Barr, President
                              Landsing Equities Corporation
                              Managing General Partner