Form 10-K/A
period 1996-12-31
LDP III
filed 1997-04-22
CIK 727745

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          FORM 10-K
    [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
             For the Fiscal Year Ended December 31, 1996
  [  ]  Transition Report Pursuant to Section 13 or 15(a) of the
                  Securities Exchange Act of 1934

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

                  Yes [ X ]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K   [    ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Inapplicable

DOCUMENTS INCORPORATED BY REFERENCE.  None
1.

LDP-III

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 1996

TABLE OF CONTENTS
Form 10-K

Item No.    Name of Item

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

The Partnership's business consists of a single segment - equity investments in leveraged income-producing real property. For a schedule of the Partnership's revenue, net loss and total assets for its last fiscal year, see Item 6, Selected Financial Data, below. The Partnership will not be engaged in the production of goods or the rendering of services.

The Partnership had an investment in a wholly-owned subsidiary, LDP-III Realty Service Corporation, which owned one property, the 391 Forbes Building in South San Francisco, California, until it was sold in August, 1996. For financial reporting purposes, the Partnership's investment in LDP-III Realty Service Corporation was presented on a consolidated basis.

The Partnership requires cash reserves to finance property operations. Cash reserves totaled $383,000 at December 31, 1996. Funds not invested in real property are placed in temporary high-grade investments which can be readily liquidated.

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

The Partnership is currently in the process of selling its properties. One property was sold in 1996. One property, the 1201 Cadillac property, has been listed for sale. The other property, Jefferson Office Building, will be placed on the market in 1998.


ITEM 2.  PROPERTIES

A description of the income-producing properties which the Partnership owned at December 31, 1996 is as follows:
                                               Financial
                                               Occupancy   Physical   Average
                                     Net       For The     Occupancy  Effective
                                     Rentable  Year Ended  At         Rental
Name & Location      Type            Sq. Ft.   12/31/96    12/31/96   Rate
                                                  <F1>      <F2>      <F3>

Jefferson Place      Office Building 54,344        94%       89%      $11.35
Boise, Idaho

1201 Cadillac Court  Industrial      51,450       100%      100%      $ 8.92
Milpitas, California

<F1>
Expressed as a percentage, it compares the actual dollar amount of rent received with the dollar amount of rent which would be received if the property were fully leased.

<F2>
Physical occupancy denotes the percentage of net rentable square footage leased as of a certain date.

<F3>
Represents the average effective rental rates, per square foot, for the year ended December 31, 1996.


Each of the Partnership's properties is subject to substantial encumbrances. Reference is made to Schedule XI to the Financial Statements filed as part of this annual report for information regarding such encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of security holders, through solicitation of proxies or otherwise, during fourth quarter 1996.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED PARTNERSHIP MATTERS

There is no established public trading market for the Units of Limited
Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by Federal and state securities laws and by the Limited Partnership Agreement, as amended.

The approximate number of record holders of Units of the Partnership as of January 1, 1997, is 4,070.

The limited partners of the Partnership (the "Limited Partners") are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA <F1>

                            (In thousands, except per Unit amounts)

                    .............For the years ended December 31...........
                        1996      1995       1994      1993       1992

Rental Revenue       $ 1,210   $ 1,339    $ 2,101   $ 2,934    $ 2,907
Agricultural Revenue       0         0          0       369      1,599
Net Loss                (193)     (334)      (259)     (173)    (1,108)
Net Loss Per Unit<F2>     (5)       (9)        (7)       (5)       (30)
Total Assets           6,954     8,636      9,286    17,451     23,280
Long-term Obligations  6,891     7,871      8,167    15,218     20,201
Cash Distributions
  Per Unit                15         0         14         0          0
__________

<F1>
Financial data of the Partnership for 1996 is not comparable to that of 1995, 1994 or prior periods because the Partnership did not own the same number of properties throughout these periods. For a more specific discussion of the impact of the foregoing factor on the comparability of the Partnership's financial information, see Item 7, Management's Discussion and Analysis of Financial Condition and
Results of Operations.

<F2>
Based on a weighted average of outstanding Units in 1996, 1995, 1994, 1993 and 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LDP-III is a California limited partnership formed in August 1983. The Partnership's business consists of a single segment - equity investments in leveraged income-producing real estate.

The Partnership's current portfolio consists of fee title ownership of two properties located in two geographic areas. The Partnership's property investments are: Jefferson Place Office Building, Boise, Idaho, and 1201 Cadillac Court Building, Milpitas, California.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996 the Partnership had cash and short-term investments totaling approximately $383,000. Cash reserves not needed for current operations are placed in temporary, high-grade investments which can be readily liquidated.

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

In August 1996, the Partnership sold its interest in the 391 Forbes Building in South San Francisco, California. Gross proceeds were $1,730,000, which resulted in a gain of $223,000 and cash proceeds of $660,000.
Proceeds were used to fund a Partnership distribution.

The Partnership has invested $298,000 in short-term federally insured certificates of deposit which mature on a date in excess of 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "short-term investments" rather than as "cash and cash equivalents."

During 1996, the Partnership experienced a net decrease in cash and short-term investments of $27,000. Sources of cash during the year were from regular Partnership Operations and the sale of 391 Forbes. Cash uses during 1996 were: $51,000 for property capital expenditures and construction, $45,000 for principal payments on notes payable, and $556,000 for Partnership distribution. As of December 31, 1996, cash plus short-term investments totaled $383,000 versus a balance of $410,000 at December 31, 1995.

The Partnership's most significant current uses of cash reserves are for principal payments on outstanding debt balance and capital expenditures needed to maintain properties and current occupancy rates.

In prior years, the Boise and San Francisco Bay Area marketplaces, where certain of the Partnership's real estate assets are located experienced a significant imbalance between supply and demand. Historic high building activity and declining economic conditions in these markets produced high vacancies in industrial and commercial properties. As a result, market rate rents declined. Due to these conditions the Partnership suffered recurring losses and negative cash flows from operations. Market conditions have improved in 1996 and are expected to continue to improve in 1997.

The Partnership made a cash distribution to its limited partners of $15.00 per unit during 1996. All future sale proceeds will be used to increase reserves, reduce indebtedness and/or make distributions to investors.

The Partnership is currently in the process of selling its properties. One property was sold in 1996. One property, the 1201 Cadillac property, has been listed for sale. The other property, the Jefferson Place Office Building, will be placed on the market in 1998. Management believes that the cash reserves plus proceeds from operations and property sales will be sufficient to meet the viable operating costs of the partnership as it continues through this liquidation phase.

RESULTS OF OPERATIONS

Overall, rental income decreased 9% in 1996 versus 1995. 1995's revenue decreased 41% from the 1994 level. The 1996 decrease was due to the sale of 391 Forbes in August 1996. The 1995 decrease was primarily due to selling the Silverado Apartment complex, in July 1994.

Interest income in 1996 decreased 22% from that in 1995. This was the result of lower average cash balances held by the Partnership. Revenues for the two properties owned continuously for the three year period increased 3% from 1995 to 1996, and 8% from 1994 to 1995.

Overall, operating expenses on rental properties increased 19% in 1996 versus 1995, or $78,000. In 1995, operating expenses decreased 61% versus 1994. The 1996 increase was caused by an increase in maintenance expenses, property taxes and other miscellaneous expenses.

Interest expense decreased 76% in 1996 versus 1995. The decrease was caused by the reduced amount of property indebtedness due to the disposition of properties in 1996. Interest expense in 1995 decreased 45% versus 1994. This decrease was also the result of disposition of properties. The partnership indebtedness is currently all at fixed rates. Thus, the partnership will not be impacted by the current changes in the interest rate environment. Depreciation and amortization expense decreased 17% and 33% from 1995 to 1996, and 1994 to 1995 respectively. The decrease in depreciation expense was due to the disposition of properties during this period of time.

General and administrative expenses decreased 7% in 1996 versus 1995. 1995's general and administrative expenses decreased 17% from 1994.
The decrease in 1996 was due to management's continuing efforts to keep general and administrative expense under control. The General Partner expects costs to stabilize during 1997 relative to 1996.

Net loss of the Partnership before gain from sale of real estate or ordinary expenses increased 24% in 1996 versus 1995. This increase is primarily
the result of increased operating expenses.    Loss of the Partnership in
1995 decreased 67% versus 1994. This decrease was primarily the result of disposition of properties which were operating at a net loss, and improvement in property operations of the properties which continue to be held by the Partnership.

The result of operations for 1996 are not comparable to 1995 or 1994. Variables between the years due to the number of properties operated and the number of properties sold, can make comparison of operating results misleading. Comparison of the operations of the two properties operated continuously through 1996, 1995 and 1994 is provided below:

                                  1996       1995       1994
Rental Revenue                 $ 1,076    $ 1,095    $ 1,100
Rental Operating Expense           436        344        436
Net Operating Income           $   640    $   751    $   664

Interest Expense               $   608    $   611    $   917


Rental revenues from 1994 to 1995 decreased by less than 1%. Rental Revenues decreased 1% for 1996 compared to 1995.

Rental operating expense on continuously owned properties increased
26% from 1995 to 1996 due to higher maintenance and upkeep at Jefferson Place and higher property taxes at 1201 Cadillac Court. Operating expense decreased 9% from 1994 to 1995. This decrease was the result
Of decreases in insurance costs and general and administrative expenses.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 11.  EXECUTIVE COMPENSATION

The General Partner, Landsing Partners-III, and its General Partners, receive no compensation from the Partnership. The General Partner has contracted with The Landsing Corporation, an affiliate, for the provision of certain asset and property management and administrative services. The Landsing Corporation has subcontracted these management and administrative services to its affiliate, Pacific Coast Capital. During 1996, Pacific Coast Capital received management fees of $132,000, which were determined based on expenses incurred in order to operate the Partnership.
In addition, Pacific Coast Capital was paid $32,000 for property management services. These property management fees were based on monthly property revenues received. See Item 13, "Certain Relationships and Related Transactions" for further information.

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

The Partnership has entered into a property management agreement with Pacific Coast Capital for the management of the Partnership's properties. During 1996, Pacific Coast Capital received $32,000 for property management.

The Partnership has retained The Landsing Corporation to serve as advisor and to manage the day-to-day operations of the Partnership. These services are provided under a subcontract with Pacific Coast Capital, an affiliate of The Landsing Corporation. Pacific Coast Capital is to perform these services based on reimbursement of costs incurred but in no case are these to exceed those which the Partnership would have to pay independent parties for comparable services. During 1996, Pacific Coast Capital received expense reimbursements of $132,000.

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

  (b) The Partnership filed one report on Form 8-K during the quarter ended September 30, 1996, to report the "Disposition of an Asset".

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

                             LDP-III

                                By: Landsing Partners-III, General Partner

                                    By: Landsing Equities Corporation,
                                        General Partner

 March 31, 1997                          By: /s/ Gary K. Barr
                                             President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

March 31, 1997                              /s/ Gary K. Barr
                                            President and Director,
                                            Landsing Equities Corporation
                                            (Principal Executive Officer)

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

LDP-III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
INCLUDED IN THE FORM 10-K

DESCRIPTION
Report of Independent Accountants

Financial Statements:

Consolidated Balance Sheets, December 31, 1996 and 1995
Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994
Consolidated Statements of Changes in Partners' Equity (Deficit)
  for the Years Ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

Supplemental Consolidated Financial Statement Schedules:

Schedule X - Supplementary Consolidated Income Statement Information for the Years Ended December 31, 1996, 1995 and 1994
Schedule XI - Real Estate and Accumulated Depreciation at December 31, 1996

REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partner of LDP-III:

We have audited the accompanying consolidated financial statements and consolidated financial statement schedules of LDP-III and subsidiary listed in the index on page F-1 of this Form 10-K as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LDP-III and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.

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

DALBY, WENDLAND & CO., P.C.

Glenwood Springs, Colorado
March 13, 1997


LDP-III

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 and 1995
(In thousands)
                                                          1996       1995
ASSETS

INVESTMENTS IN REAL ESTATE:
Rental properties (including property held for sale)  $ 10,510   $ 12,306
Accumulated depreciation                                (4,086)    (4,264)
                                                         6,424      8,042

CASH AND CASH EQUIVALENTS (including interest
 bearing deposits of $85 in 1996 and $104 in 1995,
 and including restricted cash of $37 in 1996
 and $14 in 1995)                                           85        212
OTHER ASSETS:
Short-term investments                                     298        198
Accounts receivable                                         17         24
Prepaid expenses and deposits                                4          8
Loan costs and leasing commissions (net of accumulated
 amortization of $474 in 1996 and $536 in 1995)            126        152
Total other assets                                         445        382

TOTAL                                                  $ 6,954    $ 8,636

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Notes payable                                          $ 6,891   $ 7,871
Accounts payable                                             0         5
Other liabilities                                          133        81
Total liabilities                                        7,024     7,957

PARTNERS' EQUITY (DEFICIT)                                 (70)      679

TOTAL                                                  $ 6,954   $ 8,636

The accompanying notes are an integral part of the consolidated financial statements.

LDP-III

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands except per unit amounts)
                                                1996       1995      1994
REVENUE:
Rental                                       $ 1,210    $ 1,339    $ 2,101
Interest                                          22         28         30
Total revenue                                  1,232      1,367      2,131

EXPENSE:
Interest                                         671        717      1,302
Operating                                        472        394      1,002
Depreciation and amortization                    325        396        588
General and administrative                       180        194        233
Total expense                                  1,648      1,701      3,125

LOSS BEFORE GAIN FROM SALE OF REAL
 ESTATE AND EXTRAORDINARY ITEM                  (416)      (334)      (994)
GAIN FROM SALE OF REAL ESTATE                    223          0        401
LOSS BEFORE EXTRAORDINARY ITEM                  (193)      (334)      (593)
EXTRAORDINARY ITEM - GAIN FROM
 EXTINGUISHMENT OF DEBT                            0          0        334
NET LOSS                                     $  (193)   $  (334)   $  (259)

NET LOSS BEFORE EXTRAORDINARY ITEM PER PARTNERSHIP UNIT:
     LIMITED PARTNERS                             (5)        (9)       (16)
     GENERAL PARTNERS                              0          0          0

EXTRAORDINARY ITEM:
  GAIN FROM EXTINGUISHMENT OF DEBT PER PARTNERSHIP UNIT:
     LIMITED PARTNERS                              0          0          9
     GENERAL PARTNERS                              0          0          0

NET LOSS PER PARTNERSHIP UNIT:
       LIMITED PARTNERS                           (5)        (9)        (7)
       GENERAL PARTNERS                            0          0          0

TOTAL                                             (5)        (9)        (7)

The accompanying notes are an integral part of the consolidated financial statements.


LDP-III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars in thousands except per unit amounts)

                         LIMITED PARTNERS
                            NUMBER OF                 GENERAL      TOTAL
                           PARTNERSHIP                PARTNER    PARTNERS'
                             UNITS          AMOUNT    AMOUNT      EQUITY
                                                                 (DEFICIT)

BALANCE, JANUARY 1, 1994     37,156         1,792        0         1,792
Abandonments                    (15)
Distribution - 1994                          (520)                  (520)
Net loss - 1994                              (259)                  (259)

BALANCE, DECEMBER 31, 1994   37,141         1,013        0         1,013
Abandonments                     (5)
Net loss - 1995                              (334)                  (334)

BALANCE, DECEMBER 31, 1995   37,136           679        0           679
Distribution-1996                            (556)       0          (556)
Net loss - 1996                              (193)       0          (193)

BALANCE, DECEMBER 31, 1996   37,136         $ (70)     $ 0         $ (70)

The accompanying notes are an integral part of the consolidated financial statements.


LDP-III

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands)

                                                    1996       1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $ (193)   $  (334)   $ (259)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Provision for loss in value of investment in real
 estate, gain from sale of real estate and extra-
 ordinary item                                     (223)         0      (699)
Depreciation                                        325        342       588

Changes in operating assets and liabilities:
Decrease in accounts receivable                       7         13        60
Decrease (increase) in prepaid expenses
 and deposits                                         4          1        43
Decrease in accounts payable                         (5)       (27)      (61)
Increase (decrease) in accrued interest payable       0          0       (45)
Increase (decrease) in other liabilities             29          6      (124)
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                           (56)         1      (497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments                             (100)       397         0
Capital expenditures and construction               (51)      (134)     (537)
Deferred expenses                                    21        (21)       43
Net proceeds from sale of rental properties         660          0     1,415
NET CASH PROVIDED BY INVESTING ACTIVITIES           530        242       921

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                           (45)      (295)      (92)
Net proceeds from refinancing                         0          0       173
Distribution to unit holders                       (556)         0      (520)
NET CASH USED IN FINANCING ACTIVITIES              (601)      (295)     (439)

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                              (127)       (52)      (15)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                               212        264       279
CASH AND CASH EQUIVALENTS AT END OF YEAR         $   85     $  212    $  264

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

The Partnership owns two buildings.  One is an office building
Located in northern California which is leased solely to one
Corporate tenant. The other is located in Idaho and is a commercial Office building.

Investment in Subsidiary - On December 3, 1992 the Partnership transferred two of its properties, the 533 Cabot Building and the 391 Forbes Building to its wholly owned subsidiary, LDP-III
Realty Service Corporation, which filed bankruptcy under Chapter 11 of the Federal Bankruptcy Code. During 1993, the U.S. Bankruptcy case was dismissed and the 533 Cabot Building was disposed of. In 1996, 391 Forbes Building was sold and the subsidiary dissolved. For financial reporting purposes the Partnership consolidated the operation of the subsidiary with that of the Partnership. All significant intercompany transactions and balances have been eliminated.

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

Short-Term Investments - The Partnership invests in short-term federally insured certificates of deposits which mature on a date in excess of three months from the date of purchase. The cost of these investments approximates market value.

Income Taxes - No provision for Federal or state income taxes has been made in the financial statements because these taxes are the obligation of the partners.

Net Loss Per Partnership Unit - Net loss per Partnership unit is based on weighted average units outstanding after giving effect to net income (loss) allocated to the General Partner of $0 in 1996, $0 in 1995 and $0 in 1994.

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

Adequate Capital Resources - The General Partner believes that despite the fact the Partnership has continued to operate at a net loss before gain from the sale of properties and extraordinary items, the Partnership has adequate capital resources to continue operations. Improvements in the operation at Jefferson Place in Idaho, one of the remaining properties, has the property operating at a positive cash flow position. The California property, 1201 Cadillac, also operates in a positive cash flow position, and a recent re-negotiation of the lease at that complex will significantly increase operating cash flow.

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

The General Partner believes that due to the disposition of certain properties and improvement in the remaining properties in the portfolio, that operations will stabilize. Net loss before gains from sales and extraordinary items decreased to $193 in 1996 compared to $334 in 1995. The Partnership expects this positive trend to continue.

In the event the Partnership must liquidate its assets, management believes the costs of the assets will be recovered and excess funds would be available then for satisfaction of all liabilities.

Limited Partner Units Outstanding - Limited Partner Units outstanding as of December 31, 1996, 1995 and 1994 were: 37,136, 37,136 and
37,141 respectively.

Restricted Cash - At December 31, 1996 and 1995, there was restricted cash of $37 and $14, respectively. The cash relates to an escrow agreement for tenant security deposits.


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


                                                1996       1995       1994
General and Administrative Support           $   132    $   194     $  233

Property Management and Lease Commissions         32         38         58

3. RENTAL PROPERTIES
                                                1996       1995

Rental properties consist of the following:

Land                                         $ 1,384    $ 2,205
Building and improvements                      9,126     10,101
Total                                        $10,510    $12,306

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

On August 16, 1996, the Partnership's wholly owned subsidiary,
LDP-III Realty Services Corporation, sold its remaining property
391 Forbes. The sale resulted in a gain for financial reporting purposes of $223, and cash proceeds of $660.


5. NOTES PAYABLE

Notes Payable at December 31, 1996 and 1995, consisted of
(thousands of dollars):
                                                         1996        1995
First note payable collateralized by the
  Jefferson Place Building bears interest at
  a rate of 9.25% and requires payments of$23 per
  month.  This note matures August 8, 2001.           $ 2,483     $ 2,529

Note payable collateralized by the 391 Forbes
  Building bears interest at a rate of 11.25% and
  requires principal and interest payments of$10 per
  month.  This note matured on March 1, 1996.               0        934
  (See Note 10)

First note payable collateralized by the 1201
  Cadillac Building bears interest at a rate of 8.5%
  and requires interest payments of $31 per  month.
  This note matures on September 1, 1999.              4,408      4,408

Total                                                $ 6,891    $ 7,871


During 1994, the General Partner re-negotiated the terms and conditions of the first mortgage loan on the Jefferson Place Office Building. In return for a principal paydown of $50 the existing loan was reduced by $334 to an outstanding balance of $2,814. This new loan accrues interest at the rate of 9.25% per annum, and requires monthly principal and interest payments of $23. Loan is all due and payable on August 8, 2001. This reduction in the outstanding principal balance in excess of the principal payments made resulted in income to the partnership from forgiveness of debt of $334 in 1994. During 1995, the Partnership made an additional principal paydown on this loan of $243.

The loans on the 1201 Cadillac building have a principal balance of $4,408, accrue interest at the rate of 8.5% per annum, and require interest only payments. The entire outstanding balance of the loan is all due and payable on September 1, 2001.

Rental properties are pledged as collateral for notes payable which mature over periods ending through 2001. Principal payments required in future years are as follows:

                          1997        $   50
                          1998            55
                          1999         4,468
                          2000            66
                          2001         2,252
                          Total       $6,891

6. RENTAL PROPERTIES UNDER OPERATING LEASES

Minimum future rents from rental properties under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1996, are as follows:

                          1997       $  996
                          1998        1,166
                          1999        1,127
                          2000        1,038
                          2001          984
                          Total      $5,311

During February 1997, the Partnership extended the lease of the sole tenant at 1201 Cadillac for 5 years at an increased rental rate. The increase is included in the schedule above.


7. RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

The differences at December 31, 1996, 1995 and 1994, between the basis of accounting used in the accompanying financial statements and the income tax basis used to file the Partnership's
Federal income tax return are as follows (in thousands except per unit amounts):

                                                     1996      1995      1994
Net loss                                          $ (193)   $ (334)   $ (259)
Loss on liquidation eliminated for
    financial statement purposes                    (147)
(Increase) decrease resulted from:
  Basis difference and accelerated depreciation     (233)     (182)    (300)
Capitalize for tax purposes-special tax assessment    23        23
Basis difference and accelerated depreciation on
  property sold                                                       2,242
Investment - LDP-III Realty Service Corporation     (226)       12       35
Other                                                 35                 36
Net income(loss) - tax basis                      $ (741)   $ (481) $ 1,754

Taxable income (loss) per Partnership unit        $  (20)   $  (13) $    47

Partners' equity                                  $  (70)   $  679  $ 1,013
Increase (decrease) resulted from:
  Basis of assets                                  1,504     1,481    1,457
  Accumulated depreciation                        (2,756)   (2,523)  (2,336)
  Syndication costs                                4,615     4,615    4,615
  Other                                               35         4
  Remove consolidated equity in LDP-III
     Realty Services Corp.                                    (344)    (390)
  Tax investment in LDP-III Realty Service Corp.               717      750

PARTNERS' EQUITY - TAX BASIS                     $3,332    $ 4,629   $5,109


8. SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH
   INVESTING AND FINANCING ACTIVITIES

In 1996, proceeds from the sale of building were used to retire debt in the amount of $935. A note payable to a bank with a principal balance of $932 was refinanced. The new loan balance was initially $950; the increase in principal of $18 was used for deferred loan fees and other closing costs.

During 1994, notes payable of $334 were forgiven.

9. SUPPLEMENTAL CASH FLOW INFORMATION

The Partnership paid interest of $671 in 1996, $717 in 1995, and $1,302 in 1994.


SCHEDULE X

LDP-III

SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands)
          COLUMN A                                      COLUMN B
            ITEM                              CHARGED TO COSTS AND EXPENSES
                                                  1996    1995    1994
1.  Maintenance and repairs                      $ 122   $ 109   $ 218

2a. Depreciation                                   286     342     510

2b. Amortization of deferred loan costs and
    leasing commissions                             39      54      78

3.  Property taxes                                 163     130     254

4.  Utilities                                       72      63

5.  Insurance                                       34      29

As to items omitted, amounts did not exceed one percent of total revenue.


SCHEDULE XI
LDP-III

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
(In thousands)
                                                         COST
                                                         CAPITALIZED
                                    INITIAL COST         SUBSE-    PROVISION
                                       BLDG. &           QUENT TO  FOR               ACCUMULATED
                    ENCUM-             IMPROVE-          ACQUI-    LOSS IN           DEPRECI-
                    BRANCES    LAND    MENTS    TOTAL    SITION    VALUE    TOTAL    ATION

Jefferson Place     $2,483    $  243   $5,150   $ 5,393  $1,126   $  (640)  $ 5,879  $2,633
 Boise, Idaho
 Date Acquired 12/09/83

1201 Cadillac Court  4,408     1,450    3,773     5,223     408    (1,000)    4,631   1,453
 Milpitas, California
 Date Acquired 10/32/85

TOTAL               $6,891    $1,693   $8,923   $10,616  $1,534   $(1,640)  $10,510  $4,086


NOTES:

(1) The Partnership's policy is to purchase development and completed projects. Costs incurred before completion of the development are included in building basis. Costs incurred after completion of the development projects and costs incurred subsequent to the purchase of completed projects are included as improvements.

(2) Depreciation is computed by the straight-line method on lives ranging from five to forty years.

EXHIBIT INDEX

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