Form 10-Q
period 1997-03-31
LDP III
filed 1997-05-16
CIK 727745

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

             Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1997
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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LDP-III
CONSOLIDATED BALANCE SHEET, MARCH 31, 1997 AND DECEMBER 31, 1996
(Unaudited) (Dollars in thousands)

                                             March 31,      December 31,
                                               1997             1996
INVESTMENTS IN REAL ESTATE:
Rental properties                            $10,524          $10,510
Accumulated depreciation                      (4,153)          (4,086)
Rental properties - net                        6,371            6,424

CASH AND CASH EQUIVALENTS
 (including interest bearing deposits
  of $95 in 1997 and $85 in 1996)                 95               85

OTHER ASSETS:
Short-term investment                            199              298
Accounts receivable                               19               17
Prepaid expenses and deposits                      4                4
Deferred organization costs, loan costs
 and leasing commissions (net of accumulated
 amortization of $483 in 1997 and $474 in 1996)  116              126
Total other assets                               338              445

TOTAL                                        $ 6,804          $ 6,954

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $ 6,879          $ 6,891
Accounts payable                                  36                0
Other liabilities                                 51              133
Total liabilities                              6,966            7,024

PARTNERS' EQUITY                                (162)             (70)

TOTAL                                        $ 6,804          $ 6,954

See Financial Notes.


LDP-III
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited) (In thousands except per share amounts)

                                               1997             1996
REVENUE:
Rental                                        $ 269            $ 346
Interest                                          6                5
Total revenue                                   275              351

EXPENSE:
Interest                                        151              170
Operating                                        93              119
Depreciation and amortization                    78              114
General and administrative                       45               40
Total expense                                   367              443

NET INCOME (LOSS)                             $ (92)          $  (92)

NET INCOME (LOSS) PER PARTNERSHIP UNIT
       Limited Partners                          (2)              (2)
       General Partners                           0                0

                                                 (2)              (2)
See Financial Notes.


LDP-III
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
THE YEAR ENDED DECEMBER 31, 1996
(Unaudited) (Dollars in thousands)
                       ..LIMITED PARTNERS..
                            NUMBER OF             GENERAL    TOTAL
                           PARTNERSHIP            PARTNER    PARTNERS'
                              UNITS     AMOUNT    AMOUNT     EQUITY
BALANCE, JANUARY 1, 1996     37,136     $ 679     $    0     $  679
Net loss - 1996                          (193)                 (193)
Distribution - 1996                      (556)                 (556)

BALANCE, DECEMBER 31, 1996   37,136       (70)         0        (70)
Net loss                                  (92)                  (92)

BALANCE, MARCH 31, 1997      37,136     $(162)    $    0     $ (162)

See Financial Notes.


LDP-III
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited) (In thousands)
                                                 1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ (92)           $ (92)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
Depreciation                                       67               96

Change in operating assets and liabilities:
Increase in accounts receivable                    (2)             (59)
Increase in prepaid expenses and deposits           0              (16)
Increase in accounts payable                       36                1
Decrease in other liabilities                     (82)              (3)
Net cash used in operating activities             (73)             (73)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short term investments                 99                0
Capital expenditures and construction             (14)               0
Decrease in deferred expenses                      10               13
Net cash provided by investing activities          95               13

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                         (12)             (14)
Net cash used in financing activities             (12)             (14)
Increase (decrease) in cash and cash equivalents   10              (74)
Cash and cash equivalents at beginning of period   85              410
Cash and cash equivalents at end of period      $  95            $ 336

See Financial Notes.


LDP-III

FINANCIAL NOTES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements should be read in conjunction with the Partnership's 1996 Annual Report. These consolidated statements have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For purposes of the consolidated statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The Partnership paid interest of $151,000 and $170,000 for the three months ended March 31, 1997 and 1996, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Partnership's consolidated cash balance totaled $95,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed.

The Partnership has invested $198,000 in short-term federally insured certificates of deposit which mature on a date in excess of 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "short-term investments" rather than as "cash and cash equivalents."

During the first quarter of 1997, the Partnership experienced a net increase in cash of $10,000. Short-term investments decreased $99,000 during the first quarter of 1997. As of March 31, 1997, cash plus short-term investments totaled $294,000 versus a balance of $383,000 at December 31, 1996.

Management believes the cash flow from operations of the remaining two properties, Jefferson Place and 1201 Cadillac, will be sufficient to cover the operating costs of the Partnership. The Partnership has successfully negotiated a new lease with the sole tenant at 1201 Cadillac, which will significantly increase revenues for 1997.

Short term investments (cash reserve) of $198,000 should remain in tact for the balance of 1997.

The Partnership does not plan any cash distributions to its limited partners in 1997. All sale and loan proceeds realized by the Partnership will be used primarily to make cash distributions.


RESULTS OF OPERATIONS

The following represents the operations of those properties held continuously during the first three months of 1997 and 1996:
                                            1997     1996     % Change
     Rental Revenue                       $  268   $  262        + 2%
     Operating Expense                        93      110       - 15%
     Net Operating Income                    175      152       + 15%

     Interest Expense                        151      152          0%


Overall, revenues increased for the three months ended March 31, 1997 relative to the same period in 1996. The increase in commercial properties was due to higher occupancy and normal increases in current lease amounts due.

The Jefferson Place Office Building is currently 94% occupied, while the 1201 Cadillac Court Building is 100% occupied.

Property operating expenses decreased 15% for the three months ended March 31, 1997 relative to the same period in 1996.

The Partnership general and administrative expense increased $5,000 in 1997 relative to the same period in 1996. The General Partner continues to exercise general and administrative expense control.

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

                               LDP-III

Date: May 12, 1997             /s/ Gary K. Barr
                               Gary K. Barr, President
                               Landsing Equities Corporation
                               Managing Partner of the General Partner
                               Landsing Partners-III