Form 10-Q
period 1997-06-30
LDP III
filed 1997-08-18
CIK 727745

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


             Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


                    For Quarter Ended June 30, 1997
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  Yes  [X]         No     [   ]

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LDP-III

CONSOLIDATED BALANCE SHEET, JUNE 30, 1997 AND DECEMBER 31, 1996
(Unaudited)(Dollars in thousands)

                                               June 30,       December 31,
                                                 1997             1996
INVESTMENTS IN REAL ESTATE:
Rental properties                             $ 10,531           10,510
Accumulated depreciation                        (4,221)          (4,086)
Rental properties - net                          6,310            6,424

CASH AND CASH EQUIVALENTS
(including interest bearing deposits
  of $4 in 1997 and $85 in 1996)                     4               85

OTHER ASSETS:
Short-term investment                              199              298
Accounts receivable                                 10               17
Prepaid expenses and deposits                        7                4
Deferred organization costs, loan costs
  and leasing commissions (net of
  accumulated amortization of $488
  in 1997 and $474 in 1996)                        177              126
Total other assets                                 393              445

TOTAL                                         $  6,707         $  6,954

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:

Notes payable                                 $  6,867         $  6,891
Accounts payable                                    20                0
Other liabilities                                   65              133
Total liabilities                                6,952            7,024

PARTNERS' EQUITY                                  (245)             (70)

TOTAL                                         $  6,707         $  6,954

See Financial Notes.

LDP-III

STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except per share amounts)
                                 Three Months Ended       Six Months Ended
                                      June 30                  June 30
                                 1997          1996       1997        1996
REVENUE:
Rental                          $ 288         $ 307      $ 557       $ 653
Interest                            3             4          9           9
Total revenue                     291           311        566         662

EXPENSE:
Interest                          151           181        302         351
Operating                          82           117        175         236
Depreciation and amortization      79            87        157         201
General and administrative         62            53        107          93
Total expense                     374           438        741         881

NET INCOME(LOSS)                $ (83)        $(127)     $(175)      $(219)

NET LOSS PER PARTNERSHIP UNIT
     Limited Partners              (2)           (3)        (5)         (6)
     General Partners               0             0          0           0
                                   (2)           (3)        (5)         (6)

See Financial Notes.


LDP-III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996
(Unaudited) (Dollars in thousands)

                              LIMITED PARTNERS
                              NUMBER OF                GENERAL    TOTAL
                              PARTNERSHIP              PARTNER    PARTNERS'
                              UNITS          AMOUNT    AMOUNT     EQUITY

BALANCE, JANUARY 1, 1996      37,136         $ 679      $  0      $  679
Net loss - 1996                               (193)        0        (193)
Distribution 1996                             (556)        0        (556)

BALANCE, DECEMBER 31, 1996    37,136           (70)        0         (70)
Net loss - 1997                               (175)        0        (175)

BALANCE, JUNE 30, 1997        37,136         $(245)     $  0      $ (245)

See Financial Notes.


LDP-III

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited) (In thousands)
                                                1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $ (175)          $ (219)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation                                     135              171

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable         7               (6)
Increase in prepaid expenses and deposits         (2)              (2)
Increase in accounts payable                      20                0
(Decrease) increase in other liabilities         (69)               3
Net cash used in operating activities            (84)             (53)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short term investments                99                0
Capital expenditures                             (22)             (30)
(Increase) decrease in deferred expenses         (51)               7
Net cash used in investing activities             26              (23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                        (23)              (8)
Net cash used in financing activities            (23)              (8)
Decrease in cash and cash equivalents            (81)             (84)
Cash and cash equivalents at beginning
  of period                                       85              410
Cash and cash equivalents at end of period    $    4           $  326

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

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the six months ended June 30, 1997 and 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For purposes of the consolidated statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The Partnership paid interest of $302 and $351 for the six months ended June 30, 1997, and 1996, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Partnership's consolidated cash balance totaled $4,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed.

The Partnership has invested $199,000 in short-term federally insured certificates of deposit which mature on a date in excess of 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "short-term investments" rather than as "cash and cash equivalents."

During the first six months of 1996, the Partnership experienced a net decrease in cash of $81,000. Short-term investments decreased $99,000. Uses of cash included $22,000 for property capital expenditures and leasing commissions, $23,000 for principal payments on notes payable, and $84,000 for operations. As of June 30, 1997, cash plus short-term investments totaled $203,000 versus a balance of $383,000 at December 31, 1996.

Management believes the cash flow from operations of the remaining two properties, Jefferson Place and 1201 Cadillac, will be sufficient to cover the operating costs of the Partnership. The Partnership has successfully negotiated a new lease with the sole tenant at 1201 Cadillac, which will significantly increase revenues for 1997.

Short-term investments (cash reserve) of $199,000 should remain in tact for the balance of 1997.

The Partnership does not plan any cash distributions to its limited partners in 1997. All sale and loan proceeds realized by the Partnership will be used primarily to make cash distributions.

RESULTS OF OPERATIONS

The following represents the operations of those properties held continuously during the first six months of 1997 and 1996:

                                             1997       1996       % Change
Rental Revenue                              $ 566      $ 551            3%
Operating Expense                             175        209          (17%)
Net Operating Income                          391        342           15%

Interest Expense                            $ 302      $ 304           N/A


There was a 3% increase in revenues for the six months ended June 30, 1997 relative to the same period in 1996.

Property operating expenses decreased 17% for the six months ended June 30, 1997 relative to the same period in 1996. This was primarily due to greater efficiency of operations at the commercial properties.

The Partnership's general and administrative expense increased 14% in 1997 relative to the same period in 1996. This increase is primarily the result of accounting and auditing fees as well as transfer agent fees.

Occupancy remained steady during the second quarter of 1997. 1201 Cadillac is fully occupied. The Jefferson Place office building is currently 94% occupied.

INFLATION

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

                                       LDP-III

Date:       August 14, 1997            /s/ Gary K. Barr
                                       Gary K. Barr, President
                                       Landsing Equities Corporation
                                       Managing Partner of the General Partner
                                       Landsing Partners-III