Form 10-Q
period 1997-09-30
LDP III
filed 1997-11-14
CIK 727745

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


                     For Quarter Ended September 30, 1997

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


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LDP-III

BALANCE SHEET, SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
(Unaudited) (In thousands)
                                              September 30,     December 31,
                                                  1997               1996
INVESTMENTS IN REAL ESTATE:
Rental properties                              $ 10,553           $ 10,510
Accumulated depreciation                         (4,288)            (4,086)
Rental properties - net                           6,265              6,424

CASH AND CASH EQUIVALENTS
(including interest bearing deposits
  of $128 in 1997 and $85 in 1996)                  131                 85

OTHER ASSETS:
Short-term investment                          $    199                298
Accounts receivable                                  24                 17
Prepaid expenses and deposits                         4                  4
Deferred loan costs and leasing commissions
  (net of accumulated amortization of $510 in
  1997 and $474 in 1996)                            226                126
Total other assets                                  453                445

TOTAL                                          $  6,849           $  6,954

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Notes payable                                  $  6,858           $  6,891
Accounts payable                                     30                  0
Other liabilities                                   165                133
Total liabilities                                 7,053              7,024

PARTNERS' EQUITY                                   (204)               (70)

TOTAL                                          $  6,849           $  6,954


LDP-III
STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except per share amounts)
<CAPTION

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                 1997         1996      1997         1996
REVENUE:
Rental                          $  368       $  317    $  925       $  970
Interest                             5            6        14           15
Total revenue                      373          323       939          985

EXPENSE:
Interest                           124          167       426          518
Operating                           92          104       267          340
Depreciation and amortization       82           75       239          276
General and administrative          33           60       140          153
Total expense                      331          406     1,072        1,287

INCOME (LOSS) BEFORE GAIN FROM
  SALE OF REAL PROPERTY             42          (83)     (133)        (302)

GAIN FROM SALE OF
  REAL PROPERTY                      0          223         0          223

NET INCOME (LOSS)                   42          140      (133)         (79)

NET INCOME (LOSS) PER
  PARTNERSHIP UNIT:
    Limited Partners                 1            4        (4)          (2)
    General Partners                 0            0         0            0
    TOTAL                            1            4        (4)          (2)


LDP-III
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
AND THE YEAR ENDED DECEMBER 31, 1996
(Unaudited) (In thousands except unit amounts)
                             LIMITED PARTNERS
                             NUMBER OF                   GENERAL     TOTAL
                             PARTNERSHIP                 PARTNER     PARTNERS'
                             UNITS           AMOUNT      AMOUNT      EQUITY
BALANCE, JANUARY 1, 1996      37,136          $ 679          0         $ 679
Net Loss - 1996                                (193)         0          (193)
Distribution - 1996                            (556)         0          (556)

BALANCE, DECEMBER 31, 1996    37,136            (70)         0           (70)
Net loss                                       (133)         0          (133)

BALANCE, SEPTEMBER 30, 1997   37,136          $(204)       $ 0         $(204)


LDP-III
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited) (In thousands)
                                                       1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                    $ (133)         $ (280)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
Depreciation                                            202             276

Change in operating assets and liabilities:
Increase in other liabilities                            33              12
(Increase) in accounts receivable                        (7)            (27)
(Increase) in prepaid expenses and deposits              (3)             (1)
Increase in accounts payable                             30               0
     Net cash used by operating activities              122             (20)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of rental property                 0             660
Capital expenditures                                    (43)            (46)
Decrease in short-term investment                        99               0
Increase in deferred expenses                           (99)            (38)
     Net cash provided (used) in investing activities   (43)            576

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                               (33)            (19)
     Net cash provided (used) by financing activities   (33)            (19)

Increase in cash and cash equivalents                    46             537

Cash and cash equivalents at beginning of period         85             410

Cash and cash equivalents at end of period           $  131           $ 947


LDP-III
FINANCIAL NOTES
(In Thousands)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    The accompanying unaudited financial statements should be read in conjunction with the Partnership's 1996 Annual Report. These statements have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the informa-tion and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended
    September 30, 1997 and 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

    For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The Partnership paid interest of $426 and $518 for the nine months ended September 30, 1997, and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LDP-III is a California limited partnership formed in August 1983.  The
Partnership's business consists of a single segment -- equity investments in leveraged income-producing real estate.

At September 30, 1997, the Partnership's portfolio consisted of fee title ownership of two properties located in two geographic areas. The
Partnership's property investments are:  Jefferson Place Office Building,
Boise, Idaho and 1201 Cadillac Court Building, Milpitas, California.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Partnership had a cash balance totaling approximately $131,000. Cash reserves not needed for current operations are placed in temporary high-grade investments which can be readily liquidated.

The Partnership has invested $199,000 in short-term federally insured certificates of deposit which mature on a date in excess of 90 days from the date of purchase. Due to this characteristic, these deposits are classified as "short-term investments" rather than as "cash and cash equivalents."

During the first nine months of 1997, the Partnership experienced an increase in cash of $46,000. Short-term investments decreased by $99,000. Primary uses of cash were: $142,000 for capital expenditures, leasing commissions and loan costs, and $33,000 for principal payments on notes payable. Operating activities contributed $122,000 to cash. As of September 30, 1997, cash and cash equivalents totaled $131,000 versus a balance of $85,000 at December 31, 1996, while short-term investments at September 30, 1997 totaled $199,000 versus a balance of $298,000 on December 31, 1996.

Management believes the cash flow from operations of the remaining two properties, Jefferson Place and 1201 Cadillac, will be sufficient to cover the operating costs of the Partnership. The Partnership has successfully negotiated a new lease with the sole tenant at 1201 Cadillac, which will significantly increase revenues for 1997 and thereafter.

Short-term investments (cash reserve) of $199,000 should remain in tact for the balance of 1997.

The Partnership does not plan any cash distributions to its limited partners in 1997. All sale and loan proceeds realized by the Partnership will be used primarily to make cash distributions.

RESULTS OF OPERATIONS

The results of operations for 1997 are not comparable to 1996. Variables between years such as number of properties operated and number of properties sold cause comparisons of operations overall to be misleading. It is meaningful however to compare the operations of those properties operated continuously during the first nine months of 1997 and 1996.

The following represents the operations of those properties held continuously during the first nine months of 1997 and 1996:
                                       1997     1996     % Change
     Rental Revenue                   $ 925    $ 844       + 12%
     Operating Expense                  267      301       - 12%
     Net Operating Income               658      543       + 22%

     Interest Expense                 $ 426    $ 455       -  7%


Overall, revenues increased 12% for the nine months ended September 30, 1997 relative to the same period in 1996. The increase is a result of new lease revenue on the 1201 Cadillac property.

Market Conditions in Boise and the San Francisco Bay Area have stabilized.

Property operating expenses decreased 12% for the nine months ended September 30, 1997 relative to the same period in 1996.

Leased occupancy remained stable during the nine months ended September 30, 1997. The Jefferson Place Office Building is currently 96% leased, while the 1201 Cadillac property remains fully leased.

PROPERTY SALE

During the third quarter, 1201 Cadillac was marketed for sale and placed under contract. While the contract has some contingencies, it is expected the property will be sold during the fourth quarter.

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


Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K
          (a)     None
          (b)     None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LDP-III

Date:     November 14, 1997     /s/ Gary K. Barr
                                Gary K. Barr, President
                                Landsing Equities Corporation
                                Managing General Partner