Form 10-K
period 1997-12-31
LDP III
filed 1998-03-31
CIK 727745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                FORM 10-K
            [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997
           [  ]  Transition Report Pursuant to Section 13 or 15(a) of the
                       Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Inapplicable

DOCUMENTS INCORPORATED BY REFERENCE.  None

LDP-III

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 1997

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

Part IV
     Item 14.     Exhibits, Financial Statement Schedule and Reports
                      on Form 8-K

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

The Partnership requires cash reserves to finance property operations. Cash reserves totaled $2,008,000 at December 31, 1997. Funds not invested in real property are placed in temporary high-grade investments which can be readily liquidated. The General Partner has declared a cash distribution of $45 per unit to unit holders of record on February 28, 1998, to be paid in March, 1998.

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

The Partnership is currently in the process of selling its properties.
One property was sold in 1997, the 1201 Cadillac property. The remaining property, Jefferson Place Office Building, will be placed on the market in 1998.

ITEM 2.    PROPERTIES

A description of the income-producing properties which the Partnership owned at December 31, 1997 is as follows:
                                              Financial
                                              Occupancy    Physical   Average
                                    Net       For the     Occupancy  Effective
                                  Rentable    Year Ended     At        Rental
Name/Location         Type        Sq. Feet    12/31/97     12/31/97     Rate
                                                 (1)         (2)        (3)

Jefferson Place  Office Building   54,344         95%         93%      $12.22

(1) Expressed as a percentage, it compares the actual dollar amount of rent received with the dollar amount of rent which would be received if the property were fully leased.

(2) Physical occupancy denotes the percentage of net rentable square footage leased as of a certain date.

(3) Represents the average effective rental rates, per square foot, for the year ended December 31, 1997.

The remaining Partnership property is subject to an encumbrance. Reference is made to Schedule XI to the Financial Statements filed as part of this annual report for information regarding such encumbrances.

ITEM 3.    LEGAL PROCEEDINGS

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of security holders, through solicitation of proxies or otherwise, during fourth quarter 1997.


PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED PARTNERSHIP MATTERS

There is no established public trading market for the Units of Limited
Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by Federal and state securities laws and by the Limited Partnership Agreement, as amended.

The approximate number of record holders of Units of the Partnership as of January 1, 1998, is 4,057.

The limited partners of the Partnership (the "Limited Partners") are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.

ITEM 6.    SELECTED FINANCIAL DATA <F1>
           (In thousands, except per Unit amounts)

                                        For the years ended December 31
                                   1997     1996     1995     1994     1993
Rental Revenue                  $ 1,275   $ 1,210  $ 1,339  $ 2,101  $ 2,934
Agricultural Revenue                  0         0        0        0      369
Net Income (Loss)                 2,838      (193)    (334)    (259)    (173)
Net Income (Loss) Per Unit<F2>       76        (5)      (9)      (7)      (5)
Total Assets                      5,304     6,954    8,636    9,286   17,451
Long-term Obligations             2,452     6,891    7,871    8,167   15,218
Cash Distributions Per Unit           0        15        0       14        0

<F1>
(1) Financial data of the Partnership for 1997 is not comparable to that of 1996, 1995 or prior periods because the Partnership did not own the same number of properties throughout these periods. For a more specific discussion of the impact of the foregoing factor on the comparability of the Partnership's financial information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

<F2>
(2) Based on a weighted average of outstanding Units in 1997, 1996, 1995, 1994 and 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LDP-III is a California limited partnership formed in August 1983. The Partnership's business consists of a single segment - equity investments in leveraged income-producing real estate.

The Partnership's current portfolio consists of fee title ownership of one property. The Partnership's property investment is: Jefferson Place Office Building, Boise, Idaho.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997 the Partnership had cash and cash equivalents totaling approximately $2,008,000. Cash reserves not needed for current operations are placed in temporary, high-grade investments which can be readily liquidated.

In August 1996, the Partnership sold its interest in the 391 Forbes Building in South San Francisco, California. Gross proceeds were $1,730,000, which resulted in a gain of $223,000 and cash proceeds of $660,000. Proceeds were used to fund a Partnership distribution.

On December 9, 1997, the Partnership sold one of its real property investments known as 1201 Cadillac Court, located in Milpitas, California. The property consisted of a 51,450 square feet commercial building.

The sale price received by the registrant was $6,800,000 which resulted in a gain of $3,020,000 and cash proceeds of $1,796,000.

The Partnership has invested $1,882,000 in short-term federally insured certificates of deposit which mature on a date less than 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "cash and cash equivalents."

During 1997, the Partnership experienced a net increase in cash and cash equivalents of $1,923,000. Sources of cash during the year were from regular Partnership Operations and the sale of 1201 Cadillac. Cash uses during 1997 were: $262,000 for property capital expenditures and lease commissions, and $31,000 for principal payments on notes payable. As of December 31, 1997, cash and cash equivalents totaled $2,008,000 versus a balance of $383,000 at December 31, 1996.

The Partnership's most significant current uses of cash reserves are for principal payments on outstanding debt balance and capital expenditures needed to maintain properties and current occupancy rates.

In prior years, the Boise and San Francisco Bay Area marketplaces, where certain of the Partnership's real estate assets are located experienced a significant imbalance between supply and demand. Historic high building activity and declining economic conditions in these markets produced high vacancies in industrial and commercial properties. As a result, market rate rents declined. Due to these conditions the Partnership suffered recurring losses and negative cash flows from operations. Market conditions have improved in 1996 and 1997, and are expected to continue to improve in 1998.

The Partnership made a cash distribution to its limited partners of $15.00 per unit during 1996. There were no distributions in 1997. All future sale proceeds will be used to increase reserves, reduce indebtedness and/or make distributions to investors. Because of the sale of the 1201 Cadillac property in December 1997, the Partnership had significant cash reserves as of December 31, 1997. The General Partner has declared a cash distribution of $45 per unit to unit holders of record on February 28, 1998. This distribution will be paid in March, 1998.

The Partnership is currently in the process of selling its properties. One property was sold in 1997, the 1201 Cadillac property. The other property, the Jefferson Place Office Building, will be placed on the market in 1998.

Management believes that the cash reserves plus proceeds from operations and property sales will be sufficient to meet the viable operating costs of the partnership as it continues through this liquidation phase.

RESULTS OF OPERATIONS

Overall, rental income increased 5% in 1997 versus 1996. 1996's revenue decreased 9% from the 1995 level. The 1996 decrease was due to the sale of 391 Forbes in August 1996. The 1997 increase was due to the increase in lease amounts from the sole tenant of the 1201 Cadillac property during the 5 months prior to the sale of the property in December, 1997.

Interest income in 1997 decreased 10% from that in 1996. This was the result of lower average cash balances held by the Partnership.

Revenues for the two properties owned continuously for the three year period increased 18% from 1996 to 1997, and decreased 1% from 1995 to 1996.

Overall, operating expenses on rental properties decreased 21% in 1997 versus 1996, or $100,000. In 1996, operating expenses increased 19% versus 1995. The 1997 decrease was a result of lower property tax expense and management fees.

Interest expense decreased 11% in 1997 versus 1996. The decrease was caused by the reduced amount of property indebtedness due to the disposition of properties in 1997. Interest expense in 1996 decreased 6% versus 1995. This decrease was also the result of disposition of properties. The partnership indebtedness is currently all at fixed rates. Thus, the partnership will not be impacted by the current changes in the interest rate environment.

Depreciation and amortization expense decreased 2% and 17% from 1996 to 1997, and 1995 to 1996 respectively. The decrease in depreciation expense was due to the disposition of properties during these periods.

General and administrative expenses increased 5% in 1997 versus 1996. 1996's general and administrative expenses decreased 7% from 1995. The increase from 1996 was a result of increased costs of outside professional and transfer agent fees.

Net loss of the Partnership before gain from sale of real estate decreased 56% in 1997 versus 1996. This decrease is primarily the result of decreased
operating expenses, and higher rents.    Net loss of the Partnership in 1996
increased 24% versus 1995. This increase resulted from higher operating costs in 1996 versus 1995.


A comparison of the operations of the two properties operated continuously through 1997, 1996 and 1995 is provided below:


                                             1997         1996         1995
Rental Revenue                             $ 1,275      $ 1,076      $ 1,095
Rental Operating Expense                       372          436          344
Net Operating Income                       $   903      $   640      $   751

Interest Expense                           $   596      $   608      $   611

Rental revenues decreased 1% for 1996 compared to 1995. Rental revenues increased 18% from 1996 to 1997 due to the lease renewal with the sole tenant of the 1201 Cadillac property.

Operating expense decreased 17% from 1996 to 1997. This decrease is the result of a decrease in general and administrative expenses on continuously owned properties. Rental operating expense on continuously owned properties increased 26% from 1995 to 1996 due to higher maintenance and upkeep at Jefferson Place and higher property taxes at 1201 Cadillac.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partner of the Partnership is Landsing Partners-III (LP-III), which has sole responsibility for all aspects of the Partnership's operations. LP-III is a General Partnership having two General Partners, Landsing Equities Corporation, a California corporation, which is the managing General Partner of the General Partner, and Partners '84, a California limited partnership. The organizers or promoters of the Partnership are Landsing Equities Corporation and Gary K. Barr. Landsing Equities Corporation and Mr. Barr are the General Partners of Partners '84. Mr. Barr holds the position with Landsing Equities Corporation indicated below.

Gary K. Barr is the Director and President of Landsing Equities Corporation. His principal occupation during the last five years or more, and certain other affiliations are set forth below:

Gary K. Barr. Mr. Barr serves as Chairman and Chief Executive Officer of Pacific Coast Capital and has served as President and Director of Landsing Pacific Fund from its inception in November, 1988 to July, 1992. Mr. Barr received a Bachelor of Science degree in Mechanical Engineering from Oklahoma State University in 1967 and a Master of Business Administration degree from the Stanford University Graduate School of Business in 1972. Mr. Barr serves on the Board of Governors of the National Association of Real Estate Investment Trusts and on its Editorial Board. Mr. Barr has served as President of the California Chapter of the Real Estate Securities and Syndication Institute of the National Association of Realtors ("RESSI"), which has awarded him the designation of Specialist in Real Estate Securities. Since 1983, he has served on the Board of Directors of Silicon Valley Bancshares. In 1989 he authored thebook J.K. Lasser's "Real Estate Investment Guide" published by Prentice
Hall.

ITEM 11.    EXECUTIVE COMPENSATION

The General Partner, Landsing Partners-III, and its General Partners, receive no compensation from the Partnership. The General Partner has contracted with The Landsing Corporation, an affiliate, for the provision of certain asset and property management and administrative services. The Landsing Corporation has subcontracted these management and administrative services to its affiliate, Pacific Coast Capital. During 1997, Pacific Coast Capital received management fees of $143,000, which were determined based on expenses incurred in order to operate the Partnership. In addition, Pacific Coast Capital was paid $30,000 for property management services and $68,000 for leasing commissions. These property management fees were based on monthly property revenues received and leasing commissions were based on % of the base rent. See Item 13, "Certain Relationships and Related Transactions" for further information.

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

The Partnership has entered into a property management agreement with Pacific Coast Capital for the management of the Partnership's properties. During 1997, Pacific Coast Capital received $30,000 for property management.

The Partnership has retained The Landsing Corporation to serve as advisor and to manage the day-to-day operations of the Partnership. These services are provided under a subcontract with Pacific Coast Capital, an affiliate of The Landsing Corporation. Pacific Coast Capital is to perform these services based on reimbursement of costs incurred but in no case are these to exceed those which the Partnership would have to pay independent parties for comparable services. During 1997, Pacific Coast Capital received expense reimbursements of $143,000.

For information concerning the agreements between the Partnership and the affiliates of The Landsing Corporation, see Note 2 of Notes to Financial Statements filed as part of this Annual Report.

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

           (b) The Partnership filed one report on Form 8-K during the quarter ended December 31, 1997, to report the "Disposition of an Asset".

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

                                  LDP-III

                          By:     Landsing Partners-III, General Partner

                             By:     Landsing Equities Corporation,
                                     General Partner

March 28, 1998                  By:     /s/ Gary K. Barr
                                        GARY K. BARR, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



March 28, 1998                         /s/ Gary K. Barr
                                       GARY K. BARR, President and Director,
                                       Landsing Equities Corporation
                                      (Principal Executive Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuantto Section 12 of the Act.

No Annual Report or Proxy material has been sent to Partnership's security holders. An Annual Report will be furnished to such security holders subsequent to the filing of Partnership's Annual Report on Form 10-K, and, when sent, Partnership shall furnish copies of such material to the Commission.

LDP-III

INDEX TO FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES
INCLUDED IN THE FORM 10-K

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996
Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995
Statements of Changes in Partners' Equity (Deficit)
  for the   Years Ended December 31, 1997, 1996 and 1995
Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995
Notes to Financial Statements

Supplemental Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partner of LDP-III:

We have audited the accompanying consolidated financial statements and financial statement schedule of LDP-III and subsidiary listed in the index on page F-1 of this Form 10-K as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LDP-III as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.

DALBY, WENDLAND & CO., P.C.
Glenwood Springs, Colorado

March 9, 1998


LDP-III
BALANCE SHEETS, DECEMBER 31, 1997 and 1996
(In thousands except unit amounts)


                                                      1997          1996
ASSETS

INVESTMENTS IN REAL ESTATE:
Rental properties (including property held for sale)  $  5,985      $ 10,510
Accumulated depreciation                                (2,817)       (4,086)
                                                         3,168         6,424

CASH AND CASH EQUIVALENTS (including interest bearing
    deposits of $1,947 in 1997 and $85 in 1996)          2,008            85

OTHER ASSETS:
Short-term investments                                       0           298
Accounts receivable                                         37            17
Prepaid expenses and deposits                                1             4
Loan costs and leasing commissions (net of accumulated
     amortization of $359 in 1997 and $474 in 1996)         90           126
Total other assets                                         128           445

TOTAL                                                 $  5,304      $  6,954

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Notes payable                                         $  2,452      $  6,891
Accounts payable                                             0             0
Other liabilities                                           84           133
Total liabilities                                        2,536         7,024

PARTNERS' EQUITY (DEFICIT)
General Partners Equity                                      0             0
Limited Partners Equity (Deficit)                        2,768           (70)

TOTAL                                                 $  5,304      $  6,954

Equity Units Authorized   - Limited Partners            37,156        37,156
                          - General Partners                 0             0

Equity Units Outstanding  - Limited Partners            37,136        37,136
                          - General Partners                 0             0

The accompanying notes are an integral part of the financial statements.


LDP-III

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In thousands except unit amounts)

                                                1997      1996       1995
REVENUE:
Rental                                      $  1,275   $ 1,210    $  1,339
Interest                                          20        22          28
Total revenue                                  1,295     1,232       1,367

EXPENSE:
Interest                                         596        67         717
Operating                                        372       472         394
Depreciation and amortization                    319       325         396
General and administrative                       190       180         194
Total expense                                  1,477     1,648       1,701

LOSS BEFORE GAIN FROM SALE OF
     REAL ESTATE                                (182)     (416)       (334)
GAIN FROM SALE OF REAL ESTATE                  3,020       223           0
NET INCOME (LOSS)                           $  2,838   $  (193)    $  (334)
NET INCOME (LOSS)-LIMITED PARTNERS          $  2,838   $  (193)    $  (334)
NET INCOME (LOSS)-GENERAL PARTNERS                 0         0           0

TOTAL                                       $  2,838   $  (193)    $  (334)
NET INCOME (LOSS) PER PARTNERSHIP UNIT:
      LIMITED PARTNERS                      $     76   $    (5)    $    (9)
      GENERAL PARTNERS                             0         0           0

TOTAL                                       $     76   $    (5)    $    (9)

The accompanying notes are an integral part of the financial statements.


LDP-III

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In thousands except unit amounts)

                         LIMITED PARTNERS                         TOTAL
                            NUMBER OF               GENERAL     PARTNERS'
                           PARTNERSHIP              PARTNER      EQUITY
                             UNITS       AMOUNT     AMOUNT      (DEFICIT)

BALANCE, JANUARY 1, 1995     37,141     $ 1,013     $  0        $ 1,013
Abandonments                     (5)
Net loss - 1995                            (334)                   (334)

BALANCE, DECEMBER 31, 1995   37,136         679        0            679
Distribution-1996                          (556)       0           (556)
Net loss - 1996                            (193)       0           (193)

BALANCE, DECEMBER 31, 1996   37,136         (70)       0            (70)
Net Income - 1997                         2,838        0          2,838

BALANCE, DECEMBER 31, 1997   37,136     $ 2,768    $   0        $ 2,768


The accompanying notes are an integral part of the financial statements.


LDP-III

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In thousands except unit amounts)

                                                   1997       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ 2,838    $  (193)   $  (334)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Gain from sale of real estate                    (3,020)      (223)         0
Depreciation                                        319        325        342
   Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable          (20)         7         13
Decrease in prepaid expenses and deposits             3          4          1
Decrease in accounts payable                          0         (5)       (27)
Increase in accrued interest payable                 19          0          0
Increase (decrease) in other liabilities            (68)        29          6
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                              71        (56)         1

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments                              298       (100)       397
Capital expenditures and construction              (247)       (51)      (134)
Deferred expenses                                    36         21        (21)
Net proceeds from sale of rental properties       1,796        660          0
NET CASH PROVIDED BY INVESTING ACTIVITIES         1,883        530        242

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                           (31)       (45)      (295)
Distribution to unit holders                          0       (556)         0
NET CASH USED IN FINANCING ACTIVITIES               (31)      (601)      (295)

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           1,923       (127)       (52)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                              85        212        264
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 2,008    $    85    $   212

The accompanying notes are an integral part of the financial statements.


LDP-III

NOTES TO FINANCIAL STATEMENTS
(In thousands except unit amounts)

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

The Partnership owns one building located in Idaho, which is a commercial office building with numerous tenants.

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

Net Loss Per Partnership Unit - Net loss per Partnership unit is based on weighted average units outstanding after giving effect to net income (loss) allocated to the General Partner.

Concentrations of Credit Risk - The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents. The Partnership's cash and cash equivalents are maintained in various accounts in FDIC insured institutions. This investment policy limits the Partnership's exposure to concentrations of credit risks.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the
Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity and bereviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997 and 1996, the Partnership determined that no impairment loss need be recognized for applicable assets of continuing operations.

Accounting Pronouncements - In June 1996, the Financial Accounting Standards Board issued Statement No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement is effective for transactions occurring after December 31, 1996. However, transactions such as securities lending, repurchase agreements, dollar rolls, and similar secured financing arrangements are not subject to the provisions of SFAS No. 125 until January 1, 1998. The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished. The adoption of SFAS No. 125 had no impact on the Partnership's financial statements. The impact of the delayed provisions is also not expected to be material.

In June 1997, the FASB issued Statement No. 130 Reporting Comprehensive Income (SFAS No. 130) and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) Each of the new statements is effective for periods beginning after December 15, 1997, and requires that certain additional information be reported in the financial statements and related notes. The Partnership will adopt these SFAS in 1998 but does not expect an impact on its 1998 financial statements.

Year 2000 - The Partnership is aware of the Year 2000 conversion issue. It is Management's assertion that the current accounting system utilized by the Partnership has the capability to accommodate the Year 2000 issue.

Adequate Capital Resources - The General Partner believes that despite the fact the Partnership has continued to operate at a net loss before gain from the sale of properties, the Partnership has adequate capital resources to continue operations. Operating results at Jefferson Place in Idaho, the only remaining property, indicate the property is operating at a positive cash flow position. The California property, 1201 Cadillac, was sold for profit in December 1997.Proceeds of the sale increased cash reserves and will allow the Partnership to make a cash distribution to limited partners in 1998.

The General Partner believes that due to the disposition of certain properties and the stability of the remaining property in the portfolio, that operations will generate positive cash flow. Net loss before gains from sales of real estate decreased to $182 in 1997, compared with $416 in 1996 and $334 in 1995. The Partnership expects this positive trend to continue.

In the event the Partnership must liquidate its assets, management believes the costs of the assets will be recovered and excess funds would be available after satisfaction of all liabilities.

Restricted Cash - At December 31, 1997 and 1996, there was restricted cash of $0 and $37, respectively. The cash balance was related to an escrow agreement for tenant security deposits.


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

                                              1997        1996        1995
     General and Administrative Support     $  143      $  132       $  194
     Property Management                        30          32           38
     Leasing Commissions                        68           0            0


3.   RENTAL PROPERTIES

Rental properties at December 31 consist of the following:

                                             1997        1996
     Land                                 $   213     $  1,384
     Building and improvements              5,772        9,126
                                            5,985       10,510
     Accumulated depreciation              (2,817)      (4,086)
                                            3,168        6,424


Depreciation expense for the years ended December 31, 1997 and 1996 was $319 and $325, respectively.

4.	REAL ESTATE

On August 16, 1996, the Partnership's wholly owned subsidiary, LDP-III Realty Services Corporation, sold its remaining property 391 Forbes. The sale resulted in a gain for financial reporting purposes of $223, and cash proceeds of $660.

On December 9, 1997, the Partnership sold the 1201 Cadillac property. The sale resulted in a gain for financial reporting purposes of $3,020 and cash proceeds of $1,796.


5.   NOTES PAYABLE

     Notes Payable at December 31 consist of:
                                                              1997        1996
First note payable collateralized by the Jefferson
   Place Building bears interest at a rate of 9.25%
   and requires payments of $23 per month.  This note
   matures August 8, 2001.                                 $ 2,452     $ 2,483

First note payable collateralized by the 1201 Cadillac
Building                                                         0       4,408

Total                                                      $ 2,452     $ 6,891


During 1994, the General Partner re-negotiated the terms and conditions of the first mortgage loan on the Jefferson Place Office Building. In return for a principal paydown of $50 the existing loan was reduced by $334 to an outstanding balance of $2,814. This new loan accrues interest at the rate of 9.25% per annum, and requires monthly principal and interest payments of $23. The loan is all due and payable on August 8, 2001. This reduction in the outstanding principal balance in excess of the principal payments made resulted in income to the partnership from forgiveness of debt of $334 in 1994. During 1995, the Partnership made an additional principal paydown on this loan of $243.

The loans on the 1201 Cadillac building had a principal balance of $4,408, accrued interest at the rate of 8.5% per annum, and required interest only payments. The entire outstanding balance of the loan was paid on December 9, 1997 from proceeds from the sale of the property.

Rental properties are pledged as collateral for notes payable which mature over periods ending through 2001. Principal payments required in future years are as follows:

                     1998     $    55
                     1999          60
                     2000          66
                     2001       2,271
                     Total    $ 2,452

6.   RENTAL PROPERTIES UNDER OPERATING LEASES

Minimum future rents from rental properties under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1997, are as follows:

                     1998     $   566
                     1999         476
                     2000         343
                     2001         245
                     2002         191
                     Total    $ 1,821


7.   RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

The differences at December 31, 1997, 1996 and 1995, between the basis of accounting used in the accompanying financial statements and the income tax basis used to file the Partnership's federal income tax return are as follows
(in thousands except for per unit amounts):

                                                   1997        1996       1995
Net income (loss)                               $ 2,838     $  (193)   $ (334)
Loss on liquidation eliminated for
   financial statement purposes                       -        (147)        -
(Increase) decrease resulted from:
   Basis difference and accelerated depreciation   (233)       (233)     (182)
Capitalize for tax purposes-special tax assessment    -          23        23
Basis difference and accelerated depreciation
   on property sold                                 252           -         -
Prepayment penalty on property sold                (265)          -         -
Investment - LDP-III Realty Service Corporation       -        (226)       12
Other                                               (20)         35         -
Net income (loss) - tax basis                   $ 2,572     $  (741)   $ (481)

Taxable income (loss) per Partnership unit      $    69     $   (20)   $  (13)

Partners' equity                                $ 2,768     $   (70)   $  679
Increase (decrease) resulted from:
   Basis of assets                                  698       1,504     1,481
   Accumulated depreciation                      (2,182)     (2,756)   (2,523)
   Syndication costs                              4,615       4,615     4,615
   Other                                              5          39         4
   Remove consolidated equity in LDP-III
     Realty Service Corp.                             -           -      (344)
   Tax investment in LDP-III Realty Service Corp.     -           -       717

PARTNER'S EQUITY - TAX BASIS                    $ 5,904     $ 3,332    $4,629


8.   SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1997, proceeds from the sale of property were used to retire debt of $4,408.

In 1996, proceeds from the sale of building were used to retire debt of $935. A note payable to a bank with a principal balance of $932 was refinanced. The new loan balance was initially $950; the increase in principal of $18 was used for deferred loan fees and other closing costs.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

The Partnership paid interest of $578 in 1997, $671 in 1996, and $717 in 1995.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Partnership's fair values should not be compared to those of other partnerships.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market of the Partnership.

Assets for Which Fair Value Approximates Carrying Value - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable are considered to approximate their respective carrying values due to their short-term nature and negligible credit losses.

Liabilities for Which Fair Value Approximates Carrying Value - The fair value of accounts payable, accrued liabilities and accrued interest payable is considered to approximate their respective book values due to their short term nature.

Notes Payable - The valuation of notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues.
At December 31, 1997 and 1996, fair value of notes payable approximates carrying value.

11.  SUBSEQUENT EVENTS

The Partnership has declared a cash dividend of $45 per unit to unit holders as of February 28, 1998 for distribution in March, 1998.


SCHEDULE XI
LDP-III

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997 (In thousands)

                                                                                  LIFE ON
                                                   RESERVE                        WHICH
                                  COST OF          FOR       DATE OF              DEPRECIA-
DESCRIP-         ENCUM-   INITIAL IMPROVE-         DEPRECIA- CONSTRUCT- DATE      TION IS
TION             BRANCES  COST    MENTS    TOTAL   TION      TION       ACQUIRED  COMPUTED
Jefferson Place  $2,452   $5,393  $ 592    $5,985  $2,817    N/A        12/09/83  40 years
Boise, Idaho


RECONCILIATION
Balance at beginning of period            $ 10,510

Additions during period:
   Improvements                                247

Deductions during period:
   Cost of real estate sold                 (4,772)

Balance at close of period                $  5,985


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