Form 10-Q
period 1998-03-31
LDP III
filed 1998-05-15
CIK 727745

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

             Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1998
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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LDP-III
CONSOLIDATED BALANCE SHEET, MARCH 31, 1998 AND DECEMBER 31, 1997
(Unaudited) (Dollars in thousands)

                                             March 31,      December 31,
                                               1998             1997
INVESTMENTS IN REAL ESTATE:
Rental properties (including property
  for sale)                                  $ 5,988          $ 5,985
Accumulated depreciation                      (2,866)          (2,817)
Rental properties - net                        3,122            3,168

CASH AND CASH EQUIVALENTS
 (including interest bearing deposits
  of $359 in 1998 and $1,947 in 1997)            360            2,008

OTHER ASSETS:
Accounts receivable                               21               37
Prepaid expenses and deposits                      6                1
Deferred organization costs, loan costs
 and leasing commissions (net of accumulated
 amortization of $367 in 1998 and $359 in 1997)   86               90
Total other assets                               113              128

TOTAL                                        $ 3,595          $ 5,304

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $ 2,434          $ 2,452
Accounts payable                                  19                0
Other liabilities                                 84              133
Total liabilities                              2,537            2,536

PARTNERS' EQUITY (Deficit)
    General Partners                               0                0
    Limited Partners                           1,058            2,768

TOTAL                                        $ 3,595          $ 5,304

Equity Units Authorized  - Limited Partners   37,156           37,156
                         - General Partners        0                0

Equity Units Outstanding - Limited Partners   37,136           37,136
                         - General Partners        0                0


The accompanying notes are an integral part of the financial statements.


LDP-III
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited) (In thousands except per share amounts)

                                               1998             1997
REVENUE:
Rental                                        $ 170            $ 269
Interest                                         29                6
Total revenue                                   199              275

EXPENSE:
Interest                                         56              151
Operating                                        69               93
Depreciation and amortization                    58               78
General and administrative                       53               45
Total expense                                   236              367

NET INCOME (LOSS) - Limited Partners          $ (37)          $  (92)
                  - General Partners              0                0

NET INCOME (LOSS) PER PARTNERSHIP UNIT
                  - Limited Partners             (1)              (2)
                  - General Partners              0                0

                                                 (1)              (2)

The accompanying notes are an integral part of the financial statements.


LDP-III
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
THE YEAR ENDED DECEMBER 31, 1997
(Unaudited) (Dollars in thousands)
                       ..LIMITED PARTNERS..
                            NUMBER OF             GENERAL    TOTAL
                           PARTNERSHIP            PARTNER    PARTNERS'
                              UNITS     AMOUNT    AMOUNT     EQUITY
BALANCE, JANUARY 1, 1997     37,136     $   (70)  $    0     $   (70)
Income - 1997                             2,838                2,838

BALANCE, DECEMBER 31, 1997   37,136       2,768        0       2,768
Net loss                                    (37)                 (37)
Distribution                             (1,671)              (1,671)

BALANCE, MARCH 31, 1998      37,136     $(1,058)  $    0     $(1,058)

The accompanying notes are an integral part of the financial statements.


LDP-III
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited) (In thousands)
                                                 1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $  (37)          $  (92)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
Depreciation                                       57               67

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable         16               (2)
Increase in prepaid expenses and deposits          (5)               0
Increase in accounts payable                        0               36
Increase (decrease) in other liabilities           18              (82)
Net cash used in operating activities              49              (73)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short term investments                  0               99
Capital expenditures and construction              (3)             (14)
(Increase )decrease in deferred expenses           (4)              10
Net cash provided by investing activities          (7)              95

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                         (18)             (12)
Net (distributions) contributions              (1,672)               0
Net cash used in financing activities          (1,690)             (12)

Increase (decrease) in cash and cash
  equivalents                                  (1,648)              10

Cash and cash equivalents at beginning
  of period                                     2,008               85

Cash and cash equivalents at end of period     $  360           $   95

The accompanying notes are an integral part of the financial statements.


LDP-III

FINANCIAL NOTES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements should be read in conjunction with the Partnership's 1997 Annual Report. These consolidated statements have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Impairment of Long-Lived Assets - The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity and be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997 and 1996, the Partnership determined that no impairment loss need be recognized for applicable assets of continuing operations.

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

Adequate Capital Resources - The General Partner believes that despite the fact the Partnership has continued to operate at a net loss before gain from the sale of properties, the Partnership has adequate capital resources to continue operations. Operating results at Jefferson Place in Idaho, the only remaining property, indicate the property is operating at a positive cash flow position. The California property, 1201 Cadillac, was sold for profit in December 1997. Proceeds of the sale increased cash reserves and allowed the Partnership to make a cash distribution to limited partners in March 1998.

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

The Partnership's current portfolio consists of fee title ownership of one property. The Partnership's property investment is:
Jefferson Place Office Building, Boise.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Partnership's consolidated cash and cash equivalents balance totaled $360,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed.

The Partnership has invested $99,000 in short-term federally insured certificates of deposit which mature on a date less than 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "cash equivalents."

During the first quarter of 1998, the Partnership experienced a net decrease in cash and cash equivalents of $1,748,000. As of March
31, 1998, cash and cash equivalents totaled $360,000 versus a balance of $2,008,000 December 31, 1997.

Management believes the cash flow from operations of the remaining property, Jefferson Place, will be sufficient to cover the operating costs of the Partnership.

In March, 1998, the Partnership paid a distribution of $45 per unit to unit holders of record on February 28, 1998.


RESULTS OF OPERATIONS

The following represents the operations of the property held continuously during the first three months of 1998 and 1997:
                                            1998     1997     % Change
     Rental Revenue                       $  170   $  162        + 5%
     Operating Expense                        69       87       - 21%
     Net Operating Income                    101       75       + 35%

     Interest Expense                         56       57          0%


Overall, revenues increased for the three months ended March 31, 1998 relative to the same period in 1997. The increase in commercial properties was due to higher occupancy and normal increases in current lease amounts due.

The Jefferson Place Office Building is currently 95% occupied.

Property operating expenses decreased 21% for the three months ended March 31, 1998 relative to the same period in 1997.

The Partnership general and administrative expense increased $8,000 in 1998 relative to the same period in 1997.

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

                               LDP-III

Date: May 15, 1998             /s/ Gary K. Barr
                               Gary K. Barr, President
                               Landsing Equities Corporation
                               Managing Partner of the General Partner
                               Landsing Partners-III