Form 10-Q
period 1998-06-30
LDP III
filed 1998-08-14
CIK 727745

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

             Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       For Quarter Ended June 30, 1998
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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LDP-III
CONSOLIDATED BALANCE SHEET, JUNE 30, 1998 AND DECEMBER 31, 1997
(Unaudited) (Dollars in thousands except Units)

                                             June 30,      December 31,
                                               1998           1997
INVESTMENTS IN REAL ESTATE:
Rental properties (including property
  for sale)                                  $ 6,022          $ 5,985
Accumulated depreciation                      (2,917)          (2,817)
Rental properties - net                        3,105            3,168

CASH AND CASH EQUIVALENTS
 (including interest bearing deposits
  of $254 in 1998 and $1,947 in 1997)            255            2,008

OTHER ASSETS:
Accounts receivable                                5               37
Prepaid expenses and deposits                      3                1
Deferred organization costs, loan costs
 and leasing commissions (net of accumulated
 amortization of $370 in 1998 and $359 in 1997)   80               90
Total other assets                                88              128

TOTAL                                        $ 3,448          $ 5,304

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $ 2,421          $ 2,452
Accounts payable                                   0                0
Other liabilities                                 68              133
Total liabilities                              2,489            2,536

PARTNERS' EQUITY (Deficit)
    General Partners                               0                0
    Limited Partners                             959            2,768

TOTAL                                        $ 3,448          $ 5,304

Equity Units Authorized  - Limited Partners   37,156           37,156
                         - General Partners        0                0

Equity Units Outstanding - Limited Partners   37,136           37,136
                         - General Partners        0                0


The accompanying notes are an integral part of the financial statements.


DP-III
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In thousands except per share amounts)
                                   Three Months Ended  Six Months Ended
                                        June 30            June 30
                                     1998    1997       1998      1997
REVENUE:
Rental                               $ 151   $ 288      $ 321     $ 557
Interest                                 4       3         33         9
Total revenue                          155     291        354       566

EXPENSE:
Interest                                56     151        112       302
Operating                               82      82        151       175
Depreciation and amortization           59      79        117       157
General and administrative              58      62        111       107
Total expense                          255     374        490       741

NET INCOME (LOSS) - Limited Partners $(100)  $ (83)      (136)     (175)
                  - General Partners     0       0          0         0

NET INCOME (LOSS) PER PARTNERSHIP UNIT
                  - Limited Partners    (3)     (2)        (4)       (5)
                  - General Partners     0       0          0         0

The accompanying notes are an integral part of the financial statements.


LDP-III
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
THE YEAR ENDED DECEMBER 31, 1997
(Unaudited) (Dollars in thousands)
                       ..LIMITED PARTNERS..
                            NUMBER OF             GENERAL    TOTAL
                           PARTNERSHIP            PARTNER    PARTNERS'
                              UNITS     AMOUNT    AMOUNT     EQUITY
BALANCE, JANUARY 1, 1997     37,136     $   (70)  $    0     $   (70)
Income - 1997                             2,838                2,838

BALANCE, DECEMBER 31, 1997   37,136       2,768        0       2,768
Net loss                                   (136)                (136)
Distribution                             (1,671)              (1,671)

BALANCE, JUNE 30, 1998       37,136    $   (959)  $    0     $  (959)

The accompanying notes are an integral part of the financial statements.


LDP-III
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited) (In thousands)
                                                   1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $ (136)        $ (175)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
Depreciation                                        117            135

Change in operating assets and liabilities:
Decrease in accounts receivable                      32              7
Increase in prepaid expenses and deposits            (2)            (2)
Increase in accounts payable                          0             20
Decrease in other liabilities                       (18)           (69)
Net cash used in operating activities                (7)           (84)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short term investments                    0             99
Capital expenditures and construction               (37)           (22)
(Increase )decrease in deferred expenses             (6)           (51)
Net cash provided by (used in) investing activities (43)            26

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                           (31)           (23)
Net (distributions) contributions                (1,672)             0
Net cash used in financing activities            (1,703)           (23)

Decrease in cash and cash equivalents            (1,747)           (81)

Cash and cash equivalents at beginning
  of period                                       2,008             85

Cash and cash equivalents at end of period       $  255         $    4

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

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the six months ended June 30, 1998 and 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

The Partnership's current portfolio consists of fee title ownership of one property. The Partnership's property investment is:
Jefferson Place Office Building, Boise. Jefferson Place has been placed on the market for sale.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Partnership's consolidated cash and cash equivalents balance totaled $255,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed.

The Partnership has invested $99,000 in short-term federally insured certificates of deposit which mature on a date less than 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "cash equivalents."

During the first half of 1998, the Partnership experienced a net decrease in cash and cash equivalents of $1,747,000. As of June
30, 1998, cash and cash equivalents totaled $255,000 versus a balance of $2,008,000 December 31, 1997.

Management believes the cash flow from operations of the remaining property, Jefferson Place, will be sufficient to cover the operating costs of the Partnership.

In March, 1998, the Partnership paid a distribution of $45 per unit to unit holders of record on February 28, 1998.


RESULTS OF OPERATIONS

The following represents the operations of the property held continuously during the first six months of 1998 and 1997:
                                            1998     1997   % Change
     Rental Revenue                       $  322   $  316     + 2%
     Operating Expense                       151      166     - 9%
     Net Operating Income                    171      150     +14%

     Interest Expense                        112      114     - 2%


Overall, revenues increased for the six months ended June 30, 1998 relative to the same period in 1997. The increase in commercial properties was due to higher occupancy and normal increases in current lease amounts due.

The Jefferson Place Office Building is currently 96% occupied.

Property operating expenses decreased 9% for the six months ended
June 30, 1998 relative to the same period in 1997.

The Partnership general and administrative expense increased $4,000 in 1998 relative to the same period in 1997.

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

                             LDP-III

Date: August 15, 1998        /s/ Gary K. Barr
                             Gary K. Barr, President
                             Landsing Equities Corporation
                             Managing Partner of the General Partner
                             Landsing Partners-III