Form 10-K
period 1998-12-31
LDP III
filed 1999-03-30
CIK 727745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                FORM 10-K
            [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998
           [  ]  Transition Report Pursuant to Section 13 or 15(a) of the
                       Securities Exchange Act of 1934

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

FOR THE YEAR ENDED DECEMBER 31, 1998

TABLE OF CONTENTS

Form 10-K

Item No.         Name of Item

Part I
     Item 1.     Business
     Item 2.     Properties
     Item 3.     Legal Proceedings
     Item 4.     Submission of Matters to a Vote of Security Holders

Part II
     Item 5.     Market for Registrant's Common Equity and Related
                      Partnership Matters
     Item 6.     Selected Financial Data
     Item 7.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations
     Item 8.     Financial Statements and Supplementary Data
     Item 9.     Changes in and Disagreements With Accountants
                      on Accounting and Financial Disclosure

Part III
     Item 10.    Directors and Executive Officers of the Registrant
     Item 11.    Executive Compensation
     Item 12.    Security Ownership of Certain Beneficial Owners
                      and Management
     Item 13.    Certain Relationships and Related Transactions

Part IV
     Item 14.     Exhibits and Reports Form 8-K

Signatures

Index to Financial Statements included in the form 10-K.

PART I

ITEM 1.    BUSINESS

On December 31, 1998, the registrant sold the last of its real property investments known as Jefferson Place Office Building, located in Boise, Idaho.

Jefferson Place was the final operating property owned by LDP-III. The Partnership intends to dissolve its operations by the end of the first Quarter 1999. Immediately subsequent to the sale of this property, the Partnership had no "Ongoing Operations" to report.

LDP-III (the "Partnership") was a limited partnership which was organized under the Uniform Limited Partnership Act of the State of California on August 30, 1983. The Partnership was organized as a non-specified property limited partnership to acquire a diversified portfolio of real properties, including commercial, residential and agricultural properties, located primarily within the western portion of the United States. The General Partner of the Partnership is Landsing Partners-III (the "General Partner"), a partnership having two General Partners, Landsing Equities Corporation, a California corporation which is the managing partner of the General Partner, and Partners '84, a California limited partnership.

The Partnership's business consisted of a single segment - equity investments in leveraged income-producing real property. For a schedule of the Partnership's revenue, net loss and total assets for its last fiscal year, see
Item 6, Selected Financial Data, below. The Partnership was not engaged in the production of goods or the rendering of services.

The Partnership had an investment in a wholly-owned subsidiary, LDP-III Realty Service Corporation, which owned one property, the 391 Forbes Building in South San Francisco, California, which sold in August, 1996. For financial reporting purposes, the Partnership's investment in LDP-III Realty Service Corporation was presented on a consolidated basis.

Cash reserves totaled $1,894,000 at December 31, 1998. The General Partner has declared a final cash distribution of $48.25 per unit (one partial distribution of $30 per unit/one final distribution of $18.25) to unit holders of record on December 31, 1998, which was paid in January and March, 1999. These cash distributions represent the final assets of LDP-III which, subsequent to this final distribution, is to be considered a fully liquidated and dissolved Partnership.

ITEM 2.    PROPERTIES

           None.

ITEM 3.    LEGAL PROCEEDINGS

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of security holders, through solicitation of proxies or otherwise, during fourth quarter 1998.


PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED PARTNERSHIP MATTERS

There is no established public trading market for the Units of Limited
Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by Federal and state securities laws and by the Limited Partnership Agreement, as amended.

The approximate number of record holders of Units of the Partnership as of December 31, 1998, was 3,837.

The limited partners of the Partnership (the "Limited Partners") are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.

ITEM 6.    SELECTED FINANCIAL DATA <F1>
           (In thousands, except per Unit amounts)

                                        For the years ended December 31
                                   1998      1997     1996     1995     1994
Rental Revenue                  $   672   $ 1,275  $ 1,210  $ 1,339  $ 2,101
Comprehensive Income (Loss)         693     2,838     (193)    (334)    (259)
Comprehensive Income (Loss)
   Per Unit<F2>                      19        76       (5)      (9)      (7)
Total Assets                      1,905     5,304    6,954    8,636    9,286
Long-term Obligations                 0     2,452    6,891    7,871    8,167
Cash Distributions Per Unit<F3>      45         0       15        0       14

<F1>
(1) Financial data of the Partnership for 1998 is not comparable to that of 1997, 1996 or prior periods because the Partnership did not own the same number of properties throughout these periods. For a more specific discussion of the impact of the foregoing factor on the comparability of the Partnership's financial information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

<F2>
(2) Based on a weighted average of outstanding Units in 1998, 1997, 1996, 1995 and 1994.

<F3>
(3) Final distributions of $48.25 per unit ($30 in January 1999 and $18.25 in March 1999) were made during the first quarter of 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LDP-III was a California limited partnership formed in August 1983. The Partnership's business consisted of a single segment - equity investments in leveraged income-producing real estate.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998 the Partnership had cash and cash equivalents totaling approximately $1,894,000.

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

On December 31, 1998, the registrant sold the last of its real property investments known as Jefferson Place Office Building, located in Boise, Idaho. The sale price received by the registrant was $4,405,000 which resulted in a gain of $1,065,055 and cash proceeds of $1,732,642. Jefferson Place was the final operating property owned by LDP-III. The Partnership intends to cease and dissolve its operations by the end of the first quarter 1999.

During 1998, the Partnership experienced a net decrease in cash and cash equivalents of $114,000. Sources of cash during the year were from regular Partnership Operations and the sale of Jefferson Place. Cash uses during 1998 were: $109,000 for property capital expenditures and lease commissions, $48,000 for principal payments on notes payable, and cash distribution to Limited Partners of $1,671,000. As of December 31, 1998, cash and cash equivalents totaled $1,894,000 versus a balance of $2,008,000 at December 31, 1997.

The Partnership made a cash distribution to its limited partners of $45.00 per unit during 1998. The General Partner has declared a cash distribution of $30 per unit to unit holders of record on December 31, 1998. This distribution was paid in January, 1999. The Partnership made a final distribution of $18.25 per unit on March 8, 1999 to the unit holders of record on December 31, 1998. This distribution represents the last assets of the Partnership.

RESULTS OF OPERATIONS

Overall, rental income decreased 48% in 1998 versus 1997. 1997's revenue increased 5% from the 1996 level. The 1998 decrease was due to the sale of 1201 Cadillac in December 1997.

Interest income in 1998 increased 85% from that in 1997. This was the result of larger cash balances held by the Partnership.

Interest expense and depreciation expenses decreased significantly from 1996 to 1997 and 1998 due to the disposition of properties in 1997 and 1998.

General and administrative expenses decreased 2% in 1998 versus 1997. 1997's general and administrative expenses increased 5% from 1996.

Net loss of the Partnership before gain from sale of real estate increased 51% in 1998 versus 1997. Net loss of the Partnership in 1997 decreased 56% versus 1996.


A comparison of the operations of the one property operated continuously through 1998, 1997 and 1996 is provided below:


                                              1998         1997         1996
Rental Revenue                             $   672      $   667      $   658
Rental Operating Expense                       316          321          319
Net Operating Income                       $   356      $   346      $   339

Interest Expense                           $   225      $   243      $   232

Rental revenues increased 1.5% from 1996 to 1997 with only a slight increase from 1997 to 1998.

Operating expense decreased 2% from 1997 to 1998 after increasing slightly from 1996 to 1997.

INFLATION

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained at Page F-1 following in this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
None.


PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partner of the Partnership is Landsing Partners-III (LP-III), which has sole responsibility for all aspects of the Partnership's operations. LP-III is a General Partnership having two General Partners, Landsing Equities Corporation, a California corporation, which is the managing General Partner, and Partners '84, a California limited partnership.
The organizers or promoters of the Partnership are Landsing Equities Corporation and Gary K. Barr. Landsing Equities Corporation and Mr. Barr are the General Partners of Partners '84. Mr. Barr holds the position with Landsing Equities Corporation indicated below.

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

ITEM 11.    EXECUTIVE COMPENSATION

The General Partner, Landsing Partners-III, and its General Partners, received no compensation from the Partnership. The General Partner had contracted with The Landsing Corporation, an affiliate, for the provision of certain asset and property management and administrative services. The Landsing Corporation had subcontracted these management and administrative services to its affiliate, Pacific Coast Capital. During 1998, Pacific Coast Capital received management fees of $121,000, which were determined based on expenses incurred in order to operate the Partnership. In addition, Pacific Coast Capital was paid $15,000 for property management services. These property management fees were based on monthly property revenues received. See Item 13, "Certain Relationships and Related Transactions" for further information.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership had agreements with The Landsing Corporation and one of its affiliates, Pacific Coast Capital, pursuant to which the Partnership has paid various fees and compensation to these companies. The Landsing Corporation is a closely-held corporation.

The Partnership had entered into a property management agreement with Pacific Coast Capital for the management of the Partnership's properties. During 1998, Pacific Coast Capital received $15,000 for property management.

The Partnership had retained The Landsing Corporation to serve as advisor and to manage the day-to-day operations of the Partnership. These services are provided under a subcontract with Pacific Coast Capital, an affiliate of The Landsing Corporation. Pacific Coast Capital was to perform these services based on reimbursement of costs incurred but in no case were these to exceed those which the Partnership would have had to pay independent parties for comparable services. During 1998, Pacific Coast Capital received expense reimbursements of $121,000.

For information concerning the agreements between the Partnership and the affiliates of The Landsing Corporation, see Note 3 of Notes to Financial Statements filed as part of this Annual Report.

PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     1.     Financial Statements
                          See the Index at page F-1.

                   2.     Exhibits

                          See the Exhibit Index which immediately precedes the Exhibits filed with this Report.

           (b)     None.

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

                                  LDP-III

                          By:     Landsing Partners-III, General Partner

                             By:     Landsing Equities Corporation,
                                     General Partner

March 29, 1999                  By:     /s/ Gary K. Barr
                                        GARY K. BARR, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

March 29, 1999                         /s/ Gary K. Barr
                                       GARY K. BARR, President and Director,
                                       Landsing Equities Corporation
                                      (Principal Executive Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No Annual Report or Proxy material has been sent to Partnership's security holders. An Annual Report will be furnished to such security holders subsequent to the filing of the Partnership's Annual Report on Form 10-K.

LDP-III

INDEX TO FINANCIAL STATEMENTS INCLUDED IN THE FORM 10-K

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996

Statements of Changes in Partners' Equity for the Years Ended
  December 31, 1998, 1997 and 1996

Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996

Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partner of LDP-III:

We have audited the accompanying consolidated financial statements of LDP-III and subsidiary listed in the index on page F-1 of this Form 10-K as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements.

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

As described in Note 2 to the financial statements, the management of LDP-III Adopted a plan of liquidation on December 31, 1998 and the Partnership began Liquidation shortly thereafter.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LDP-III as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DALBY, WENDLAND & CO., P.C.
Glenwood Springs, Colorado

March 9, 1999


LDP-III
BALANCE SHEETS, DECEMBER 31, 1998 and 1997
(In thousands except unit amounts)
                                                          1998          1997
ASSETS

INVESTMENTS IN REAL ESTATE:
Rental properties (including property held for sale)  $      0      $  5,985
Accumulated depreciation                                     0        (2,817)
                                                             0         3,168

CASH AND CASH EQUIVALENTS (including interest bearing
    deposits of $1,894 in 1998 and $1,947 in 1997)       1,894         2,008

OTHER ASSETS:
Accounts receivable                                         10            37
Prepaid expenses and deposits                                1             1
Loan costs and leasing commissions (net of accumulated
     amortization of $0 in 1998 and $359 in 1997)            0            90
Total other assets                                          11           128

TOTAL                                                 $  1,905      $  5,304

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Notes payable                                         $      0      $  2,452

Accounts payable                                             0             0
Other liabilities                                          115            84
Total liabilities                                          115         2,536

PARTNERS' EQUITY
General Partners Equity                                      0             0
Limited Partners Equity                                  1,790         2,768

TOTAL                                                 $  1,905      $  5,304

Equity Units Authorized   - Limited Partners            37,156        37,156
                          - General Partners                 0             0

Equity Units Outstanding  - Limited Partners            37,136        37,136
                          - General Partners                 0             0

The accompanying notes are an integral part of the financial statements.


LDP-III

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands except unit amounts)

                                                1998      1997        1996
REVENUE:
Rental                                        $  672   $ 1,275    $  1,210
Interest                                          37        20          22
Total revenue                                    709     1,295       1,232

EXPENSE:
Interest                                         225       596         671
Operating                                        431       372         472
Depreciation and amortization                    239       319         325
General and administrative                       186       190         180
Total expense                                  1,081     1,477       1,648

LOSS BEFORE GAIN FROM SALE OF
     REAL ESTATE                                (372)     (182)       (416)
GAIN FROM SALE OF REAL ESTATE                  1,065     3,020         223
NET INCOME (LOSS)                             $  693   $ 2,838     $  (193)

NET INCOME (LOSS)-LIMITED PARTNERS            $  693   $ 2,838     $  (193)

NET INCOME (LOSS)-GENERAL PARTNERS                 0         0           0

TOTAL                                         $  693   $ 2,838     $  (193)

NET INCOME (LOSS) PER PARTNERSHIP UNIT:
      LIMITED PARTNERS                        $   19   $    76     $    (5)
      GENERAL PARTNERS                             0         0           0

TOTAL                                         $   19   $    76     $    (5)

The accompanying notes are an integral part of the financial statements.


LDP-III

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands except unit amounts)

                         LIMITED PARTNERS                         TOTAL
                            NUMBER OF               GENERAL     PARTNERS'
                           PARTNERSHIP              PARTNER      EQUITY
                             UNITS       AMOUNT     AMOUNT      (DEFICIT)
BALANCE, DECEMBER 31, 1995   37,136     $  679      $  0        $  679
Distribution-1996                         (556)        0          (556)
Net loss - 1996                           (193)        0          (193)

BALANCE, DECEMBER 31, 1996   37,136        (70)        0           (70)
Net Income - 1997                        2,838         0         2,838

BALANCE, DECEMBER 31, 1997   37,136     $2,768     $   0        $2,768
Distribution-1998                       (1,671)        0        (1,671)
Net Income-1998                            693         0           693

BALANCE, DECEMBER 31, 1998   37,136     $1,790     $   0        $1,790


The accompanying notes are an integral part of the financial statements.


LDP-III

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands except unit amounts)

                                                   1998       1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $   693    $ 2,838    $  (193)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Gain from sale of real estate                    (1,065)    (3,020)      (223)
Depreciation and amortization                       239        319        325
   Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable           27        (20)         7
Decrease in prepaid expenses and deposits             0          3          4
Decrease in accounts payable                          0          0         (5)
Increase (decrease) in other liabilities             31        (49)        29
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                             (75)        71        (56)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments                                0        298       (100)
Capital expenditures and construction              (109)      (247)       (51)
Deferred expenses                                    56         36         21
Net proceeds from sale of rental properties       1,733      1,796        660
NET CASH PROVIDED BY INVESTING ACTIVITIES         1,680      1,883        530

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                           (48)       (31)       (45)
Distribution to unit holders                     (1,671)         0       (556)
NET CASH USED IN FINANCING ACTIVITIES            (1,719)       (31)      (601)

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (114)     1,923       (127)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                           2,008         85        212
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 1,894    $ 2,008    $    85

The accompanying notes are an integral part of the financial statements.


LDP-III

NOTES TO FINANCIAL STATEMENTS
(In thousands except unit amounts)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - LDP-III (the "Partnership") is a limited partnership organized under the laws of the state of California for the purpose of acquiring, operating, holding for investment, and ultimately selling income producing real estate. Landsing Partners-III (the "General Partner") is a California General Partnership whose partners are Landsing Equities Corporation and Partners '84. LDP-III was formed on August 30, 1983, and is authorized to continue until December 31, 2033, unless sooner terminated. The Partnership commenced operations on December 9, 1983, with the acquisition of the first property.

During 1998, the Partnership owned one commercial office building located in Idaho. (See Note 2 for the Plan of Liquidation.)

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

Net Income (Loss) Per Partnership Unit - Net income (loss) per Partnership unit is based on weighted average units outstanding after giving effect to net income (loss) allocated to the General Partner.

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

Accounting Pronouncements - In June 1996, the Financial Accounting Standards Board issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement is effective for transactions occurring after December 31, 1996. However, transactions such as securities lending, repurchase agreements, dollar rolls, and similar secured financing arrangements are not subject to the provisions of SFAS No. 125 until January 1, 1998. The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished. The adoption of SFAS No. 125 had no impact on the Partnership's financial statements. The impact of the delayed provisions is also not expected to be material.

Effective January 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. However, the Partnership does not have any items of comprehensive income at December 31, 1998.

Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." However, the Partnership does not have any reportable segments at December 31, 1998.

Fair Value of Financial Instruments - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable, are considered to approximate their respective carrying values due to their short-term nature and negligible credit losses. The fair value of accrued liabilities is considered to approximate their respective book values due to their short-term nature.

Reclassifications - Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


2.  PLAN OF LIQUIDATION

The Partnership sold its final property on December 31, 1998. As a result, management adopted a plan to liquidate the Partnership. At December 31, 1998, substantially all of the Partnership's assets consisted of cash and cash equivalents. As part of the plan to liquidate, the Partnership made cash distributions to unit holders of $30 and $18.25 per unit on January 26, 1999 and March 8, 1999, respectively.

3.   RELATED PARTY TRANSACTIONS

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

                                              1998        1997         1996
     General and Administrative Support     $  121      $  143       $  132
     Property Management                        15          30           32
     Leasing Commissions                         0          68            0


4.   RENTAL PROPERTIES

Rental properties at December 31 consist of the following:

                                             1998        1997          1996
     Land                                 $   0       $   213      $  1,384
     Building and improvements                0         5,772         9,126
                                              0         5,985        10,510

     Accumulated depreciation                 0        (2,817)       (4,086)
                                              0       $ 3,168      $  6,424


Depreciation expense for the years ended December 31, 1998 and 1997 was $239 and $319, respectively.

5.   REAL ESTATE

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

On December 31, 1998, the Partnership sold its last property, Jefferson Place Office Building. The sale price received by the registrant was $4,405, which resulted in a gain of $1,065 and cash proceeds of $1,733.


6.   NOTES PAYABLE

Notes Payable at December 31 consist of:
                                                             1998       1997
First note payable collateralized by the Jefferson
   Place Building bears interest at a rate of 9.25%
   and requires payments of $23 per month.  This note
   matures August 8, 2001.                                 $  0       $2,452


During 1994, the General Partner re-negotiated the terms and conditions of the first mortgage loan on the Jefferson Place Office Building. In return for a principal paydown of $50 the existing loan was reduced by $334 to an outstanding balance of $2,814 due and payable on August 8, 2001. This reduction in the outstanding principal balance in excess of the principal payments made resulted in income to the partnership from forgiveness of debt of $334 in During 1995, the Partnership made an additional principal paydown on this loan of $243. The entire outstanding balance on this loan was paid on December 31, 1998 from proceeds from the sale of the property.


7.   RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

The differences at December 31, 1998, 1997 and 1996, between the basis of accounting used in the accompanying financial statements and the income tax basis used to file the Partnership's federal income tax return are as follows:

                                                  1998        1997       1996
Net income (loss)                              $  693      $ 2,838    $ (193)
Loss on liquidation eliminated for
   financial statement purposes                     -            -      (147)
(Increase) decrease resulted from:
   Basis difference and accelerated depreciation  (61)        (233)     (182)
Capitalize for tax purposes-special tax assessment  -            -        23
Basis difference and accelerated depreciation
   on property sold                             1,553          252         -
Prepayment penalty on property sold                 -         (265)        -
Investment - LDP-III Realty Service Corporation     -            -      (226)
Other                                             102          (20)       35
Net income (loss) - tax basis                  $2,287      $ 2,572    $ (690)

Taxable income (loss) per Partnership unit     $   62      $    69    $  (20)

Partners' equity                               $1,790      $ 2,768    $  (70)
Increase (decrease) resulted from:
   Basis of assets                                  -          698     1,504
   Accumulated depreciation                         -       (2,182)   (2,756)
   Syndication costs                            4,615        4,615     4,615
   Other                                          116            5        39

PARTNER'S EQUITY - TAX BASIS                   $6,521      $ 5,904   $ 3,332


8.   SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING
     ACTIVITIES

In 1998, proceeds from the sale of property were used to retire debt of $2,401.

In 1997, proceeds from the sale of property were used to retire debt of $4,408.

In 1996, proceeds from the sale of building were used to retire debt of $935. A note payable to a bank with a principal balance of $932 was refinanced. The new loan balance was initially $950; the increase in principal of $18 was used for deferred loan fees and other closing costs.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

The Partnership paid interest of $225 in 1998, $578 in 1997, and $671 in 1996.

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